Form 10KSB
period 2004-12-31
VITA EQUITY INC
filed 2005-04-22
CIK 1125918

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB
                                   ----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004
                                          --------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to
                                    ---------    ------------

Commission File No. 333-119147
                   ------------


                                VITA EQUITY, INC.
                                -----------------
                 (Name of small business issuer in its charter)

            Nevada                         3911                  98-0371180
            ------                         ----                  ----------
  (State or jurisdiction of          (Primary Standard        (I.R.S. Employer
incorporation or organization)        Industrial Code        Identification No.)
                                                                   Number)

                      Suite 314 - 837 West Hastings Street
                  Vancouver, British Columbia, Canada, V6C 3N6
                    (604) 684-6412-phone, (604) 642-6411-fax
                    ----------------------------------------
          (Address and telephone number of principal executive offices)

                                   RITE, Inc.
                            1905 South Eastern Avenue
                                Las Vegas, Nevada
                              89104, 1.877.748.3462
                              ---------------------
            (Name, address and telephone number of agent for service)


Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: NONE

Check  whether  the issuer  (l) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                [X] Yes   [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   [X]

Revenues for the year ended December 31, 2004 were $372,995.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of April 14, 2005 is $13,220.

The number of shares of the issuer's Common Stock outstanding as of April 14, 2005 is 13,220,000.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]


                                     PART I
                                     ------

Item 1.   Description of Business
---------------------------------

Vita Equity Inc. is in the business of manufacturing custom pieces of jewelry on a piece-by-piece basis for our customers.

Products and Services
---------------------

Our business strategy is to offer custom designed and manufactured jewelry products to a wide array of customers. We have been producing custom jewelry through our wholly owned subsidiary, for approximately ten years and until recently, we have provided these products to one customer, namely Montecristo Jewellers Ltd., a related party. Montecristo has been in operation since 1978 and currently has three locations in Vancouver, British Columbia. In the last two years, we have been providing our services to Sorgentone, Inc. that is located in Toronto, Ontario, Canada. Sorgentone, Inc. has been in business since approximately 1987. We believe that we have pleased our existing customers with our designs and quality workmanship such that we intend to start offering our design and manufacturing services to other customers. We believe that we now have a portfolio of custom jewelry designs (accumulated over the past ten years) that is sufficient to demonstrate our abilities to other customers with a view to entering into arrangements with them of a similar nature to those with Montecristo and Sorgentone, Inc. to provide them with custom jewelry designs and products. We also believe that our existing customers will provide us with references which we will be able to use to solicit and secure additional business from new clients. We believe that we have the ability to leverage our expertise and existing customers to potentially increase sales in the much larger markets of Canada and the United States.

Jewelry
-------

We design, manufacture and repair jewelry using diamonds and other precious gemstones such as rubies, sapphires and emeralds. We design and manufacturer virtually all kinds of modern jewelry including necklaces, earrings, rings, bracelets and other ornaments, the prices for which are determined on an individual piece by piece basis depending on the intricacy of the design and manufacture process and the selection of materials to be used in creating each piece.

Once a client makes a request for a piece of jewelry to be made, we assist them in the design of the piece and the selection of the type of precious metal and precious stone(s) for their piece. We then acquire the raw materials in sufficient quantity to make the specific piece of jewelry. In normal course business, we do not carry inventories of raw materials. To create our jewelry, we employ the services of third party jewelers and craftspeople who are responsible for assisting in the final design of the piece and the manufacturing of the piece of jewelry for presentation to the customer. In this regard, we have available to us, several jewelers and/or goldsmiths with varied backgrounds and styles. For each particular piece of jewelry, the appropriate contractor is chosen to ensure compliance with the customer's desires. This enables us to offer a variety of styles to the customer and by using a variety of contract craftspeople, customers are ensured to receive a unique piece. In this way, we are able to meet a wide variety of requests with respect to our customer's jewelry needs. We do not have any contracts with these craftspeople as they are retained by us on a piece-by-piece basis and are compensated as a contractor for that particular piece of jewelry created by them. These contractors may contract themselves to other companies as well as us. We have no exclusivity rights over these contractors. That being said, we have used some of our craftspeople since our subsidiary's inception in July 1984. In addition to the craftspeople that we regularly use, we are aware of numerous others who are equally talented and available in the event our regular craftspeople become unable or unwilling to assist us with any particular piece of jewelry.

Currently we purchase 100% of our precious metals from Imperial Smelting & Refining located in Vancouver, British Columbia and we purchase our precious and semi-precious stones from one of the following suppliers: Regal Imports, Ltd., (Vancouver, British Columbia), C.D. Barcados Co. Ltd. (Toronto, Ontario), Backers & Strauss Canada (Toronto, Ontario), R.S. Gem Connections Ltd. (Vancouver, British Columbia) or JND Associates (Toronto, Ontario). Vita Equity, Inc. (Canada), our operating subsidiary has purchased our supplies from these companies since its inception in July 1984. The raw materials that we require for the manufacture of our jewelry pieces are readily available. In our history with our suppliers, we have never had difficulty acquiring raw materials. In the event that raw materials are not available from our suppliers of the same, there are numerous other local suppliers of the materials we need to continue to operate our business.

Our prices are generally set based upon the cost of the stone, the cost of the precious metals, the cost of the contract craftsperson's labor and thereafter a general mark-up.

We are currently dependent on two customers: Montecristo Jewellers, Ltd. and Sorgentone, Inc. Through our subsidiary, we have provided jewelry products to Montecristo for approximately ten years and to Sorgentone for approximately two years. Sales to these two customers aggregated 100% of our total sales for the years ended December 31, 2004 and 2003. For the years ended December 31, 2004 and December 31, 2003, one customer, Montecristo Jewellers, Ltd., a related party, accounted for 76% and 82% of the sales respectively. In this stage of our development, we have only attracted the interest of two clients for whom we manufacture jewelry. Our intention in the near future is to expand our client base such that we are no longer dependent on these two customers. If we are successful in expanding our client base beyond these two customers, the concerns related to losing one of these customers will be diminished.

We do not currently do not have any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts at this time.

Financing
---------

In July 2000, upon our incorporation, we issued 20,000 of our common shares to Mr. George Polyhronopoulos pursuant to Rule 506 of Regulation D at the cost of $0.001 per common share. This issuance was compensation for services provided by Mr. Polyhronopoulos which included incorporating the Company and acting as our first Director and holding the positions of President, Secretary and Treasurer.. Between September 15, 2000 and January 31, 2001, pursuant to Rule 504 of Regulation D, we received subscription agreements from certain investors to purchase an aggregate of 12,300,000 of our common shares, at a purchase price of either $0.001 or $0.50 per common share for total gross proceeds to us of $62,200. On or about March 1, 2003, the Company authorized the cancellation of all shares issued pursuant to this offering and refunded all the money received pursuant thereto. This cancellation and refund resulted from misplaced source documents and records which prevented us from being able to properly confirm that all shares subscribed for were properly paid for. As a result, we decided that is was in the best interests of the Company and the shareholders to refund all the subscription proceeds and to start again. Between April 1, 2003 and June 30, 2003, pursuant to Regulation S, the Company received and accepted subscription agreements from certain investors to purchase an aggregate of 13,200,000 of our common shares, at a purchase price of $0.001 per common share for total gross proceeds to us of $13,200.

Marketing and Promotion Strategy
--------------------------------

To date, our marketing efforts have consisted of word-of-mouth advertising. In the future, we intend to attract additional customers through existing relationships, trade shows, product presentations and/or advertising in trade publications. We intend to create a portfolio of designs that we have manufactured to date and may include some designs that demonstrate our craftsperson's manufacturing capabilities. Once this is created, we intend to use it in our marketing efforts. We are also considering the establishment of a website to which customers may be referred to view our capabilities and through which customers may be able to interact with us in respect to the selection of the stones to be used in the pieces and in the design process.

We have not solicited and quotations on the costs of our proposed marketing efforts nor have we entered into any contracts related to our proposed marketing efforts as such efforts require funding which is not presently available to us. When and if funding becomes available through our revenues, sales of securities or borrowing money, we will then be in a position to take steps toward marketing our services as proposed herein.

To date, we have not expended any resources on research and development activities as Mr. Webb came to us with a wealth of knowledge from his previous employment activities. We rely on his expertise at this time for all decisions related to the operation of the Company's business. As such, we have not passed any research and development costs onto our customers through "mark-ups" on our products.

Competition
-----------

The manufacture and distribution of jewelry products is a highly competitive industry. We compete with major domestic and international companies, many of which have significantly greater financial, technical, marketing and human resources than we have. While we believe that the individual treatment and interaction with our customers provides us with a competitive edge over mass manufacturers in certain markets. By custom designing products for our customers, we are able to produce one-of-a-kind pieces of jewelry that the customer knows to be unique. May retailers merely offer mass produced, machine made items in which the end user can have no input in the design or the choice of materials used. We cater to a specialized clientele that the mass manufacturers cannot.

Locally, we consider our main competitors to be Brinkhaus Jewellers, Vancouver, British Columbia) and Palladio Gioielli (Vancouver, British Columbia), both of whom produce custom designed jewelry pieces. Nationally, we consider our main competitor to be Birks Jewellers with locations across Canada. That being said, each of these competitors operates as street level retailers with showrooms containing both mass-produced and custom pieces of jewelry. In each city across Canada, we expect to encounter numerous competitors with whom we shall compete for business. It is difficult to estimate or identify competitors similarly situated to us in that there could be many such competitors operating from their homes or small shops that produce custom pieces as we do. If and when we enter the U.S. market, we expect that we will encounter both local operations and national operations with whom we expect to compete in our market. We believe that our products are as good, if not better, than those produced by our competitors and expect that we will be able to compete successfully against them for business in our markets.

Regulatory Background
---------------------

Our operations may be subject to government regulation. Recent discoveries since the late 1960's of diamond deposits in foreign countries, such as Russia and Israel, including the well known diamond deposits located in India, South Africa and Belgium, have exposed the diamond and precious stone industry to increased foreign government regulation regarding mining and production of diamonds. The exploration and mining of diamond deposits include laws and regulations with respect to safety and environmental concerns. In addition, because of the nature of the industry, many foreign countries have imposed regulations regarding the marketing of diamonds, which include laws focusing on increased security and black markets. Such regulations and legislation, if increased or adversely changed by foreign governments, may adversely affect the availability, demand or price of diamonds and thus our business operations.

In Canada, we are not subject to any municipal, provincial or national regulations other than those normally applicable to small businesses. That is, we are required to maintain a business license in any and all jurisdictions in which we operate. Presently, we operate only in Vancouver, British Columbia and as such maintain a business license there.

Item 2.   Description of Property
---------------------------------

We operate from offices located at Suite 314 - 837 West Hastings Street, Vancouver, British Columbia, Canada, V6C 3N6, telephone: 604.684.6412. These facilities are rented pursuant to a lease that has been once renewed and is due to expire in September 2005 unless renewed. The monthly rent due under the lease is CDN $750. It is expected that these facilities will be sufficient for our purposes for the foreseeable future.

Item 3.   Legal Proceedings
---------------------------

The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

Item 4.   Submission of matters to a Vote of Security Holders.
--------------------------------------------------------------

There was no matter submitted during the fourth quarter of fiscal year ended December 31, 2004, to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters.
--------------------------------------------------------------------------------

Market Information
------------------

There is no public trading market for the common stock of Vita Equity, Inc. There are outstanding 13,220,000 shares as of April 14, 2005. Holders of 9,555,000 of our common shares are able to sell their shares without restriction. The remaining shareholders are also able to sell her shares totaling 3,665,000 by meeting the resale requirements for an affiliate pursuant to Rule 144.

Since its inception, no dividends have been paid on Vita Equity, Inc.'s common stock. Vita Equity, Inc. intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

At December 31, 2004, there were 27 shareholders of record holding Vita Equity, Inc. common stock.

Item 6.   Management Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

Overview
--------

In their report in connection with our 2004 financial statements, our auditors included an explanatory paragraph stating that, because we have incurred a net loss of $4,159 and a negative cash flow from operations of $14,909 for the year ended December 31, 2004, and had a working capital deficiency and stockholders' deficiency of $37,901 as of December 31, 2004 there is substantial doubt about our ability to continue as a going concern

For the fiscal years ended December 31, 2004 and December 31, 2003, we have experienced minimal revenues. We have incurred losses during these periods and expect our losses to continue into the foreseeable future.

Jewelry is generally considered to be a luxury item and purchases thereof are discretionary in nature. As such, in times of general economic downturns, the purchases of luxury items, such as jewelry, tend to decrease. We expect to be affected by such general economic downturns if and when they occur. In addition, the jewelry industry is seasonal in nature with the bulk of jewelry sales occurring over the Holiday season in the month of December. We expect our sales of jewelry to follow this trend with the bulk of our sales occurring during this season. We are also subject to the purchasing trends of our customers. Our customers are in the jewelry business as well and are subject to the same general economic conditions and seasonal fluctuations which we expect to mirror our business. We do not have the ability to counteract any general economic downturns in the economy which might slow the purchases of jewelry items other than by attracting more customers than those we already have. If we have a broader base of customers at some point in the future, the impact of a slowdown in one particular customer may not adversely affect our results. Again, with respect to the seasonality of the jewelry business, we cannot counteract that trend other than broadening our customer base as stated above. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.

Our Cost of Good Sold includes the following items: The purchase of raw materials such as precious metals and precious and/or semi-precious stones and labor. Period-to-period changes in our cost of good sold are directly related to the number of pieces of jewelry produced by us for our customers.

Our operating expenses are classified into six categories:

     -    Professional Fees
     -    Management Salaries
     -    Rent
     -    Consulting Fees
     -    Agent and Transfer Fees
     -    Bank Charges and Interest

The fiscal years ended December 31, 2004 and December 31, 2003
--------------------------------------------------------------

Professional Fees amounted to $41,980 and $33,070 for our fiscal years ended December 31, 2004 and December 31, 2003 respectively. For the year ended December 31, 2004, our legal fees amounted to $12,320, our audit fees amounted to $25,922 and our accounting fees amounted to $3,738. For the year ended December 31, 2003, our legal fees amounted to $5,581, our audit fees amounted to $12,077 and our accounting fees amounted to $15,412. The increase from period to period resulted from the audit and legal expenses relating to the filing of a Form SB-2 registration statement in 2004. In the coming periods, our legal and audit fees should both decrease.

Management Salaries amounted to $9,241 and $7,135 for our fiscal year ended December 31, 2004 and our fiscal year ended December 31, 2003 respectively. The difference from period to period results from U.S. dollar exchange rate fluctuations.

Rent amounted to $6,931 and $6,422 for our fiscal year ended December 31, 2004 and our fiscal year ended December 31, 2003 respectively. The difference from period to period results from U.S. dollar exchange rate fluctuations.

There were no consulting fees in 2004. Consulting Fees amounted to $2,497 for our fiscal year ended December 31, 2003 related to a one-time expenditure which we did not incur in 2004.

Agent and Transfer Fees amounted to $2,085 and $603 for our fiscal year ended December 31, 2004 and our fiscal year ended December 31, 2003 respectively.

Bank Charges and Interest amounted to $318 and $263 for our fiscal year ended December 31, 2004 and our fiscal year ended December 31, 2003 respectively.

Results of Operations
---------------------

We had a net loss of $4,159 and $31,771 for the fiscal year ended December 31, 2004 and the fiscal year ended December 31, 2003, respectively. The decrease from 2003 to 2004 is attributable to the costs incurred to establish our corporate structure, establish bank accounts, acquire our operating subsidiary, pay our consulting fees and management salary, and the payment of professional fees.

We expect our professional fees to remain at the current level or increase by a small amount for the next year for several reasons. Our audit fees for the fiscal year ended December 31, 2003 and December 2004 are quite high in that we had to prepare audited financial statements for greater than a one year period. Thereafter, we are preparing the statements on an annual basis. Once we become a fully reporting issuer, we will be required to filing the requisite quarterly and annual reports with the Securities and Exchange Commission but expect the overall cost to be less since we are now caught up on the bookkeeping and audit. In the event that our business activities increase in the coming year, we will require auditing procedures over a broader transaction base that may increase the cost of our audits. In addition, legal fees payable are expected to increase next year as we incur expenses to prepare registration statements and periodic reports that will be required of us. We estimate our professional fees to be approximately $35,000.

Our Management Salaries increased from the fiscal year ended December 31, 2003 to the fiscal year ended December 31, 2004 because our President, Mr. Dwight Webb received an increase in his salary in proportion to the amount of time he is spending on the business. We do not expect any further period-to-period changes in our Management Salaries as no additional increase in salary has been authorized and none is expected. We expect our Management Salaries to remain at the same level in the coming year.

We do not expect our Rent to increase over the next year and expect it to remain at its current level. There was a slight increase from the fiscal year ended December 31, 2003 to the fiscal year ended December 31, 2004 primarily due to the US dollar exchange rate fluctuations.

We did not incur any consulting fees in 2004 and do not expect to incur any consulting fees in the coming year. Consulting fees included in our expenses in 2003 were the result of a one-time payment to Mauro Baessato, our Secretary to do some research in the feasibility of pursuing a public listing of our securities and assisting with the provision of corporate information for the purposes of having our Form SB-2 drafted. No further expenditures have been authorized and none are expected.

Our Agent and Transfer fees include our Nevada resident agent, our stock transfer agent, SEC filing fees and financial publishing fees associated with filing documents on EDGAR. We expect our Agent and Transfer Fees to decrease in the coming year as we do not expect any large issuances of stock in the coming year, and we do not expect to file any substantial registration statements in the coming year other than our regular periodic reporting required by the Act. We incurred the greatest amount of SEC and financial publishing fees in 2004 while we were filing and re-filing our Registration Statement on Form SB-2, as amended. We expect our Agent and Transfer fees to decrease to approximately $1,000 in the coming year. Any increase in this area will be the result of US dollar exchange rate fluctuations or the filing of unforeseen reports or registration statements with the SEC.

We expect our bank charges to increase over the next year because we expect our business to increase resulting in an increase of transactions through our bank accounts on which appropriate service charges will be applied. We anticipate our Bank and Interest charges to be approximately $400.

Sales to two customers aggregated 100% of our total sales for the years ended December 31, 2004 and 2003. For the years ended December 31, 2004 and December 31, 2003, one customer, a related party, accounted for 76% and 82% of the sales respectively.

Our sales fluctuate from period-to-period a great deal. The reason for this is that we are dependent on two customers and they manner in which they solicit our business. Their requests for creations can come all at once or through the year. We have no control over the periods in which our customers order product from us but we generally expect the bulk of our sale to occur in the latter part of each calendar year in conjunction with the holiday season.

Our current customers are retailers of jewelry. Once a customer enters their retail location and asks to have a specific piece of jewelry made, our customer contacts us to get involved in the process. We do not, at this time, sell our products directly to the end user.

Due to the foregoing factors, our operating results are difficult to forecast. You should evaluate our prospects in light of the risks, expenses and difficulties commonly encountered by comparable development stage companies in a rapidly evolving and highly fragmented market. We cannot assure you that we will successfully address such risks and challenges. In addition, even though we currently have revenues, we cannot assure you that the revenues will continue at current levels or that they will increase to the point of profitability. In the event, we lost one of our two current customers, it is likely that our revenues would decrease from their current levels and if we do not successfully expand our business, we may never achieve profitability.

Liquidity
---------

In their report in connection with our 2004 financial statements, our auditors included an explanatory paragraph stating that, because we have incurred a net loss of $4,159 and a negative cash flow from operations of $14,909 for the year ended December 31, 2004, and had a working capital deficiency and stockholders' deficiency of $37,901 as of December 31, 2004 there is substantial doubt about our ability to continue as a going concern

During the next twelve months, we intend to continue soliciting new clients interested in purchasing our products. If deemed necessary, we will consider raising funds through various means including private placements of debt and/or equity securities and/or borrowing funds to enable us to sustain and increase our business. Our main focus will be to provide excellent service and products to our existing clients with a view to increasing their reliance on us and their expenditures with us and to seek out additional clients who will use our services to create custom designed jewelry for them.

Based on our current cash on hand, current accounts receivables, current revenue levels, and our current and anticipated expenditures, we will require approximately $50,000 to maintain our operations for the next twelve months. We expect to realize this amount from our current accounts receivable and from future sales.

In the event we are unable to secure the interest of additional clients to expand our business to the point of profitability, or if we are unable to attract financing sufficient in quantity to permit us to continue pursuing our current plan of operations, we may have to revise our plan of operations to consider other less expensive methods of marketing. We expect we would continue using word of mouth advertising until we could achieve our goals. In addition, we may explore other methods of increasing our gross profit margin on the item sold to our existing customers.

In the event that none of the above-mentioned initiatives result in profitability, we may seek alternative forms of financing including borrowing funds from private individuals or companies or public sources such as banks or other financial institutions in order to pursue our business plan. To date, we have not identified and potential lenders nor have we entered into any agreements, commitments or arrangements with any potential lenders and cannot, at this time, be certain that we will be able to borrow funds on satisfactory terms or at all.

Critical accounting policies
----------------------------

Revenue recognition
-------------------

Sales of completed products are recognized when accepted by the customer, which occurs at delivery. The Company also provides design services of jewelry pieces. Design services are billed to customers when the design services are complete and delivered to the customer. Allowances, including cash discounts and customer returns, are provided for at the time the revenue is recognized based upon historical experience, current trends in the retail industry and individual customer and product experience. Funds collected from customers in advance of delivery and acceptance are reflected as deposits until such time as customer accepts delivery of goods.

Foreign currency translation
----------------------------

Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at period end exchange rates. Capital accounts are translated into U.S. dollars at the acquisition date rates. Income and expense items are translated at the weighted average exchange rates for the period. Net exchange gains or losses resulting from such translations are excluded from net loss but are included in comprehensive loss and accumulated in a separate component of stockholders' equity.

Recent accounting pronouncements
--------------------------------

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs". This Statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and rehandling costs to be expensed in the current period, regardless if they are abnormal amounts or not. This Statement will become effective for us in the first quarter of 2006. The adoption of SFAS 123R is not expected to have a material impact on our financial condition, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which revises SFAS No. 123. SFAS 123R also supersedes APB No. 25 and amends SFAS No. 95, "Statement of Cash Flows". In general, the accounting required by SFAS 123R is similar to that of SFAS No. 123. However, SFAS No. 123 gave companies a choice to either recognize the fair value of stock options in their income statements or disclose the pro forma income statement effect of the fair value of stock options in the notes to the financial statements. SFAS 123R eliminates that choice and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period. SFAS 123R must be adopted no later than July 1, 2005 by non small business filers and December 15, 2005 by small business filers. Early adoption is permitted. The adoption of SFAS No. 123R is not expected to have a material impact on our financial condition, results of operations, or cash flows.

FORWARD LOOKING STATEMENTS
--------------------------

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict",
"potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 7.   Financial Statements
------------------------------












                         VITA EQUITY INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

                         VITA EQUITY INC. AND SUBSIDIARY




                                    CONTENTS
                                    --------


PAGE     1        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE     2        CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2004 AND 2003

PAGE     3        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

PAGE     4        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY  FOR THE
                  YEARS ENDED DECEMBER 31, 2004 AND 2003

PAGE     5        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                  DECEMBER 31, 2004 AND 2003

PAGE     6-10     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,
                  2004 AND 2003.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Board of Directors and Stockholders of Vita Equity Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Vita Equity Inc. and Subsidiary as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vita Equity Inc. and Subsidiary as at December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a net loss of $4,159 and a negative cash flow from operations of $14,909 for the year ended December 31, 2004, and had a working capital deficiency and stockholders' deficiency of $37,901 as of December 31, 2004. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Weinberg & Company, P.A.


Boca Raton, Florida
April 5, 2005

                        VITA EQUITY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                                         December 31,        December 31,
                                                                             2004                2003
                                                                       ----------------    ----------------
CURRENT ASSETS
Cash                                                                   $           797     $         1,140
Accounts receivable:
  Trade                                                                        101,596                   -
  Related party                                                                108,263                   -
                                                                       ----------------    ----------------

     Total assets                                                      $       210,656     $         1,140
                                                                       ================    ================


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                     $       231,933     $        23,538
  Deposit payable, related party                                                     -               9,286
  Due to stockholder                                                            16,624               1,288
                                                                       ----------------    ----------------

     Total liabilities                                                         248,557              34,112
                                                                       ----------------    ----------------

COMMITMENTS AND CONTINGENCIES                                                        -                   -

STOCKHOLDERS' DEFICIENCY
  Common stock, $.001 par value, 50,000,000 shares authorized,
     13,220,000 shares issued and outstanding at December 31, 2004
     and 2003, respectively                                                     13,220              13,220
  Accumulated deficit                                                          (58,973)            (54,814)
  Accumulated other comprehensive income                                         7,852               8,622
                                                                       ----------------    ----------------
     Total stockholders' deficiency                                            (37,901)            (32,972)
                                                                       ----------------    ----------------

Total liabilities and stockholders' deficiency                         $       210,656     $         1,140
                                                                       ================    ================













          See accompanying notes to consolidated financial statements.

                         VITA EQUITY INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  FOR THE YEAR ENDED DECEMBER 31, 2004 AND 2003




                                                  December 31,        December 31,
                                                      2004                2003
                                                ----------------    ----------------
REVENUES:
  Trade                                         $        88,065     $        28,041
  Related party                                         284,930             132,719
                                                ----------------    ----------------
     Total Revenue                                      372,995             160,760

COST OF SALES                                          (316,599)           (142,541)
                                                ----------------    ----------------

GROSS PROFIT                                             56,396              18,219
                                                ----------------    ----------------

OPERATING EXPENSES
  Professional fees                                      41,980              33,070
  Management salaries                                     9,241               7,135
  Rent                                                    6,931               6,422
  Consulting fees                                             -               2,497
  Agent and transfer fees                                 2,085                 603
  Bank charges and interest                                 318                 263
                                                ----------------    ----------------
     Total Operating Expenses                            60,555              49,990
                                                ----------------    ----------------

NET LOSS                                        $        (4,159)    $       (31,771)

Other comprehensive income (loss)
  Foreign currency translation adjustments                 (770)             10,550
                                                ----------------    ----------------

COMPRHENSIVE LOSS                               $        (4,929)    $       (21,221)
                                                ================    ================

NET LOSS PER COMMON SHARE-BASIC AND DILUTED     $             -     $             -
                                                ================    ================

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES -
BASIC AND DILUTED                                    13,220,000           9,197,589
                                                ================    ================







          See accompanying notes to consolidated financial statements.

                         VITA EQUITY INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                  FOR THE YEAR ENDED DECEMBER 31, 2004 AND 2003




                                                                                                Accumulated
                                         Common Stock             Additional                       Other
                                 -----------------------------     Paid-In      Accumulated    Comprehensive
                                     Shares          Amount        Capital        Deficit      Income (Loss)        Total
                                 --------------   ------------   ------------   ------------   --------------   -------------

BALANCE, JANUARY 1, 2003            12,320,000    $    12,320    $    49,900    $   (23,043)   $      (1,928)   $     37,249

Stock cancelled                    (12,320,000)       (12,320)       (49,900)             -                -         (62,220)

Stock issued for cash               13,220,000         13,220              -              -                -          13,220


Foreign currency translation
  adjustment                                 -              -              -              -           10,550          10,550


Net loss                                     -              -              -        (31,771)               -         (31,771)
                                 --------------   ------------   ------------   ------------   --------------   -------------

BALANCE, DECEMBER 31, 2003          13,220,000         13,220              -        (54,814)           8,622         (32,972)


Foreign currency translation
  adjustment                                 -              -              -              -             (770)           (770)

Net loss                                     -              -              -         (4,159)               -          (4,159)
                                 --------------   ------------   ------------   ------------   --------------   -------------

BALANCE, DECEMBER 31, 2004          13,220,000    $    13,220    $         -    $   (58,973)   $       7,852    $    (37,901)
                                 ==============   ============   ============   ============   ==============   =============

















          See accompanying notes to consolidated financial statements.

                         VITA EQUITY INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                     December 31,        December 31,
                                                                         2004                2003
                                                                   ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $        (4,159)    $       (31,771)
  Changes in operating assets and liabilities:
  Accounts receivable:
     Trade                                                                (101,596)                  -
     Related party                                                        (108,263)             44,699
  Accounts payable                                                         208,395              15,630
  Deposit payable, related party                                            (9,286)              9,286
                                                                   ----------------    ----------------
     Net cash (used in) provided by operating activities                   (14,909)             37,844
                                                                   ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Due to stockholder                                                        15,336                   -
  Repayments to former stockholders for cancellation of shares                   -             (62,200)
  Issuance of common shares                                                      -              13,200
                                                                   ----------------    ----------------
     Net cash provided by (used in) financing activities                    15,336             (49,000)
                                                                   ----------------    ----------------

     Effect of exchange rate changes                                          (770)             10,550
                                                                   ----------------    ----------------

NET DECREASE IN CASH                                                          (343)               (606)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 1,140               1,746
                                                                   ----------------    ----------------

CASH AND CASH EQUIVALENT, END OF YEAR                              $           797     $         1,140
                                                                   ================    ================
























          See accompanying notes to consolidated financial statements.

                         VITA EQUITY INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------ ------------------------------------------

       Organization
       ------------

       Vita Equity Inc. and subsidiary (the"Company") is involved in the manufacture of custom ordered jewelry from precious metals and precious stones. The Company currently has one full time employee and utilizes third party contractors for the purchase of raw jewelry materials, the design of product and manufacture of product.

       Vita Equity Inc. was incorporated in the state of Nevada on July 25, 2000. Vita Equity Inc acquired all of the outstanding common shares of Vita Equity Inc. (Canada) on September 20, 2000. The Company's operations are conducted through Vita Equity Inc. (Canada).

       Going concern
       -------------

       The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company had a net loss of $4,159 and a negative cash flow from operations of $14,909 for the year ended December 31, 2004 and had a working capital deficiency and stockholders' deficiency of $37,901 as of December 31, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan is to attempt to raise additional capital until such time the Company is able to generate sufficient operating revenue. In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern.

       Principles of consolidation
       ---------------------------

       The consolidated financial statements include the accounts and operations of Vita Equity Inc and its wholly owned subsidiary Vita Equity Inc. (Canada ). Intercompany accounts and transactions have been eliminated in consolidation.

       Use of estimates
       ----------------

       The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

       Accounts receivable
       -------------------

       The Company grants credit to its customers and performs ongoing credit evaluation. The Company generally does not require collateral or charge interest.

       The Company establishes an allowance for doubtful accounts on a case-by-case basis when it believes the required payment of specific amounts owed is unlikely to occur after a review of historical collection experience, subsequent collections and management's evaluation of existing economic conditions.

                         VITA EQUITY INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


       Revenue recognition
       -------------------

       Sales of completed products are recognized when accepted by the customer, which occurs at delivery. The Company also provides design services of jewelry pieces. Design services are billed to customers when the design services are complete and delivered to the customer. Allowances, including cash discounts and customer returns, are provided for at the time the revenue is recognized based upon historical experience, current trends in the retail industry and individual customer and product experience. Funds collected from customers in advance of delivery and acceptance are reflected as deposits until such time as customer accepts delivery of goods.

       Income taxes
       ------------

       The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized and measured using enacted tax rates at the balance sheet date. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce net deferred taxes to amounts that are more likely than not to be realized.

       Financial instruments and certain concentrations
       ------------------------------------------------

       The carrying amounts of the Company's financial instruments, including cash, accounts receivable, and accounts payable at December 31, 2004 approximates their fair values due to the short-term nature of these instruments.

       Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts. Sales to two customers represented 100% of the Company's total sales for the years ended December 31, 2004 and 2003. For the years ended December 31, 2004 and 2003, sales to Montecristo Jewelers Ltd., a related party, accounted for 76% and 82% of the sales, respectively.

       The Company purchases all of its precious metals from one vendor and its precious stones from various suppliers. Material precious metals purchased from one vendor aggregated 9% and 20% of the Company's total merchandise purchases for the years ended December 31, 2004 and 2003, respectively.

       Earnings (loss) per common share
       --------------------------------

       Net income (loss) per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each period. The Company does not have any common stock equivalents.

       Foreign currency translation
       ----------------------------

       Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at period end exchange rates. Capital accounts are translated into U.S. dollars at the acquisition date rates. Income and expense items are translated at the weighted average exchange rates for the period. Net exchange gains or losses resulting from such translations are excluded from net loss but are included in comprehensive loss and accumulated in a separate component of stockholders' equity.

                         VITA EQUITY INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


       Comprehensive income (loss)
       ---------------------------

       The foreign currency translation gains and losses resulting from the translation of the consolidated financial statements of the Company and its subsidiary expressed in Canadian dollars to United States dollars are reported as Accumulated Other Comprehensive Income (Loss) in the accompanying Consolidated Statements of Stockholders' Deficiency.

       Other comprehensive income (loss) was $(770) and $10,550 for the years ended December 31, 2004 and 2003, respectively.

       Recent accounting pronouncements
       --------------------------------

       In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs". This Statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and rehandling costs to be expensed in the current period, regardless if they are abnormal amounts or not. This Statement will become effective for us in the first quarter of 2006. The adoption of SFAS No. 123R is not expected to have a material impact on our financial condition, results of operations, or cash flows.

       In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which revises SFAS No. 123. SFAS 123R also supersedes APB No. 25 and amends SFAS No. 95, "Statement of Cash Flows". In general, the accounting required by SFAS 123R is similar to that of SFAS No. 123. However, SFAS No. 123 gave companies a choice to either recognize the fair value of stock options in their income statements or disclose the pro forma income statement effect of the fair value of stock options in the notes to the financial statements. SFAS 123R eliminates that choice and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period. SFAS 123R must be adopted no later than July 1, 2005 by non small business filers and December 31, 2005 by small business filers. Early adoption is permitted. The adoption of SFAS No. 123R is not expected to have a material impact on our financial condition, results of operations, or cash flows.


NOTE 2 RELATED PARTY TRANSACTIONS
------ --------------------------

       Related party transactions consist of the following:

                                             Year Ended         Year Ended
                                            December 31,       December 31,
                                                2004               2003
                                                ----               ----

       Sales                                $    284,930       $    132,719
       Consulting                           $          -       $      2,497
       Rent                                 $      6,931       $      6,422

       Related party sales represent sales to Montecristo Jewelers Ltd., a company owned by a beneficial stockholder of the Company. At December 31, 2004, $108,263 was due from this related party for sales on account.

       Deposit payable, related party, of $9,286 as of December 31, 2003 reflects an advance deposit collected from this customer for which the

                         VITA EQUITY INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


       goods were not delivered and accepted by the customer until 2004, at which time the revenue was recognized. No such deposit exists at December 31, 2004.

       For the year ended December 31, 2003, an officer of the Company performed financial consulting services for the Company amounting to $2,497.

       The Company leases office space from CMMG Finance Inc., a company controlled and owned by Mr. Pasquale Cusano, who is also the beneficial owner of Montecristo Jewelers Ltd., and Nuvo Magazine Ltd., a beneficial stockholder of the Company. In October 2003, the Company renewed the lease which now expires in September 2005 and requires monthly lease payments of $578. Included in accounts payable at December 31, 2004 and at December 31, 2003, was $2,312 and $2,900, respectively, due to this related party for rent. Remaining minimum lease payments under the renewed lease are $6,732 for 2005.

       Due to stockholder at December 31, 2004 and 2003 totaled $16,624 and 1,288, respectively, are non-interest bearing, with no fixed maturity date.


NOTE 3 STOCKHOLDERS' DEFICIENCY
------ ------------------------

       In July 2000, upon incorporation, 20,000 common shares were issued pursuant to Rule 506 of Regulation D at the cost of $0.001 per common share. This issuance of common shares was compensation for services which included incorporating the Company and acting as Director, President, Secretary and Treasurer. Between September 15, 2000 and January 31, 2001, pursuant to Rule 504 of Regulation D, the Company received subscription agreements from certain investors to purchase an aggregate of 12,300,000 of our common shares, at a purchase price of either $0.001 or $0.50 per common share for total gross proceeds of $62,200. On or about March 1, 2003, the Company authorized the cancellation of all shares issued pursuant to this offering and refunded all the money received pursuant thereto.

       This cancellation and refund resulted from misplaced source documents and records, which prevented the Company from being able to confirm that all shares subscribed for were properly paid for. As a result, it was decided that it was in the best interests of the Company and the shareholders to refund all the subscription proceeds and to start again. Between April 1, 2003 and June 30, 2003, pursuant to Regulation S, the Company received and accepted subscription agreements from certain investors to purchase an aggregate of 13,200,000 of our common shares, at a purchase price of $0.001 per common share for total gross proceeds to us of $13,200.


NOTE 4 INCOME TAXES
------ ------------

       Significant components of the Company's deferred income tax assets at December 31, 2004 and December 31, 2003 are as follows:

                                            December 31,       December 31,
                                                2004               2003
                                                ----               ----

       Deferred income tax asset:
       Net operating loss carry forward     $     13,704       $     11,817
            Valuation allowance                  (13,704)           (11,817)
                                            -------------      -------------

       Net deferred income tax asset        $          -       $          -
                                            =============      =============

       The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

       Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

                         VITA EQUITY INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


                                               Year Ended         Year Ended
                                              December 31,       December 31,
                                                  2004               2003
                                                  ----               ----

       Tax expense at the U.S. statutory          (34.0%)           (34.0%)
       income tax rate
       Increase in the valuation allowance
                                                   34.0              34.0
                                              -------------      -------------
       Effective income tax rate                      -                 -
                                              =============      =============

       Net operating loss carry forwards from Canadian operations totaling approximately $6,014 at December 31, 2004 are being carried forward. The net operating loss carry forwards expire at various dates through 2007 for Canadian income tax purposes.

       Net operating loss carry forwards from U.S. operations totaling approximately $40,307 federal at December 31, 2004 are being carried forward. The net operating loss carry forwards expire at various dates through 2024 for federal purposes.

                                    PART III
                                    --------

Item 9.   Directors and Executive Officers, Promoters and Control Persons;
--------------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Our executive officers and directors and their respective ages as of April 15, 2005 are as follows:

Directors:
----------

Name                           Age
----                           ---

Dwight Webb                    54
Michael Hu                     40

Executive Officers:
-------------------

Name                           Age         Title
----                           ---         -----

Dwight Webb                    54          President, Chief Executive Officer,
                                           Principal Financial Officer and Chair

Mauro Baessato                 51          Secretary and Treasurer

The following sets out certain biographical information in respect of the above named individuals.

Dwight Webb
-----------

Mr. Webb was appointed to the Board of Directors in August 2000 to serve for a term of one year. Mr. Webb was re-appointed for additional one-year terms in each of August 2001, 2002, 2003 and 2004. Mr. Webb was also appointed to the positions of President, Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer in August 2000 and continues to hold these positions to the present. Mr. Webb brings over twenty-eight years of direct jewelry experience to the Company. From approximately May, 1995 to January 1, 2003, Mr. Webb was employed by Montecristo Jewellers, Inc. in Vancouver, British Columbia, Canada as a salesperson, primarily responsible for assisting clients in designing custom jewelry items as well as assisting clients in selecting the appropriate loose gems and metals from which the custom piece would be made. From approximately September of 1992 to April 2003, Mr. Webb was employed by Jem Software Systems located in Surrey, British Columbia, Canada. Mr. Webb was the Vertical Sales Marketer. From 1972 to 1992, Mr. Webb was employed by Peoples Jewellers Ltd., as its British Columbia Area Manager which placed him in charge of approximately 13 stores and over 100 employees in the Province of British Columbia.

In addition to Mr. Webb's extensive business experience, he successfully completed the Graduate Jeweller degree from the Canadian Jewellers Association.

Michael Hu
----------

Mr. Hu was appointed to the Board in January 2001 to serve for a term of one year. Mr. Hu was re-appointed for additional one-year terms in each of January 2002, 2003 and 2004. Mr. Hu brings over twenty years of entrepreneurial experience to the Company. Since approximately 1994, Mr. Hu has been employed by Ballyhigh Holdings, Ltd., a British Columbia, Canada corporation that is in the business of operating, managing and consulting to restaurants. During his years with Ballyhigh, it has owned the Imperial Chinese Restaurant, the Meridian restaurant and the Dynasty restaurant, all of which are located in British Columbia, Canada. In addition, Ballyhigh has provided management and consulting services for two other local restaurants. Mr. Hu is the beverage manager for Ballyhigh and his responsibilities range from new restaurant/bar design to wine list design and selection to pricing strategies to purchasing and inventory controls to management of employees to staff training to equipment purchasing and maintenance and to management of overall restaurant/bar operations. Mr. Hu's overall goal is to increase efficiency and profitability for the restaurants/bars with whom Ballyhigh is associated. From February 1999, to May 2004, Mr. Hu was a Director of Tasker Capital Corp, a fully reporting company to the Securities Exchange Commission, which was in the business of resource property acquisition and exploration. Recently, Tasker Capital Corp. has been transformed into a company distributing a breath refreshment drink.

Mauro Baessato
--------------

Mr. Baessato was appointed to the positions of Director, Secretary and Treasurer in August 2000, Mr. Baessato resigned from the position of Director in April 2003 but remains the treasurer and secretary for the Company. From January 2001 to the present, Mr. Baessato has been employed as the secretary for Tryx Ventures Corp., a British Columbia corporation involved in the exploration of resource properties. From November 1999 to March 2001, he was a Personal Banker for the Canadian Imperial Bank of Commerce in Vancouver, British Columbia. From August 1997 to November 1999, Mr. Baessato was the Internet Consultant for the Italian Chamber of Commerce in Vancouver, British Columbia and from 1994 to 1996, he held the position of Assistant Editor for L'Eco D'Italia newspaper in Vancouver, British Columbia.

Mr. Baessato received a certificate of completion for the Canadian Securities Course from the Canadian Securities Institute in 1999.

Term of Office
--------------

Our Directors are appointed for terms of one year to hold office until the next annual meeting of the holders of our common stock, or until removed from office in accordance with our bylaws. Officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees
---------------------

We have no employees other than Dwight Webb.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

There were no reports required by section16(a) of the Exchange Act during the most recent fiscal year that were either not filed or not filed on a timely basis. Also, the Company has no knowledge of any transactions that are required to be reported that were not reported on a timely basis.

The Company adopted an ethics code in the form attached hereto as exhibit 14.1.

Item 10.   Executive Compensation
---------------------------------

The following table sets forth compensation information for our officers and directors.

                            Annual Compensation Table
                            -------------------------


                                  Annual Compensation                 Long Term Compensation
                               -------------------------   ---------------------------------------------
                                                  Other                                         All
                                                  Annual                                        Other
                                                  Com-                                          Com-
                                                  pen-     Restricted                           pen-
                    Fiscal                        sa-       Stock       Options/     LTIP       sa-
Name       Title     Year       Salary    Bonus   tion      Awarded     SARs*(#)   payouts($)   tion
----       -----   ---------   --------   -----   ------   ----------   --------   ----------   -----------
Dwight     Pres,   2002-2003   $ 7,135      0       0           0           0           0             0
Webb(1)    and     2003-2004   $ 9,241      0       0           0           0           0             0
           Dir.

Michael    Dir     2002-2003         0      0       0           0           0           0             0
Hu  (1)            2003-2004         0      0       0           0           0           0             0

Mauro      Sec     2002-2003         0      0       0           0           0           0       $ 2,497 (2)
Baessato   (1)     2003-2004         0      0       0           0           0           0             0

     ------------------------------------------------------------------------------------------------------

     (1) We have not entered into any employment agreements with Mr. Webb, Mr. Baessato or Mr. Hu. We intend on compensating Mr. Webb as an employee and/or as a director in the future at market rates once the company becomes profitable.

     (2) There are no standard arrangements for the compensation of directors and no payments have been made to our Directors for services performed by them in that regard. Mr. Webb was compensated as stated above for services rendered to the company in his capacity as an officer. Mr. Baessato was compensated as stated above on a one-time basis for services performed by him on a one-time basis.

We do not have an audit committee, nor do we have a compensation committee. We anticipate forming these committees at our next Board of Directors' meeting.

Item 11.   Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

The following table sets forth, as of April 14, 2005, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

                                    AMOUNT AND NATURE         PERCENT OF
                                    OF BENEFICIAL SHARES      OUTSTANDING
         NAME                       OWNED(1)                  OWNERSHIP(2)
----------------------              -----------------------   ------------------

Dwight Webb                         1,500,000 common shares        11.3%
Michael Hu                          -----                           0.0%
Mauro Baessato                      -----                           0.0%
Stuart McPherson                    2,165,000 common shares        16.4%
Officers and Directors as a Group   1,500,000 common shares        11.3%
----------------------

     (1) Based on 13,220,000 shares of common stock issued and outstanding as of April 14, 2005.

Item 12.   Certain Relationships and Related Transactions.
----------------------------------------------------------

Related party transactions consist of the following:

                                    Year Ended         Year Ended
                                    December 31,       December 31,
                                    2004               2003
                                    ----               ----

     Sales                          $    284,930       $    132,719
     Consulting                     $    -             $    2,497
     Rent                           $    6,931         $    6,422

Related party sales represent sales to Montecristo Jewelers Ltd., a company owned by a beneficial stockholder of the Company. At December 31, 2004, $108,263 was due from this related party for sales on account.

Deposit payable, related party, of $9,286 as of December 31, 2003 reflects an advance deposit collected from this customer for which the goods were not delivered and accepted by the customer until 2004, at which time the revenue was recognized.

For the year ended December 31, 2003, an officer of the Company performed financial consulting services for the Company amounting to $2,497.

The Company leases office space from CMMG Finance Inc., a company controlled and owned by Mr. Pasquale Cusano, who is also the beneficial owner of Montecristo Jewelers Ltd., a customer of ours and Nuvo Magazine Ltd., a beneficial stockholder of the Company. In October 2003, the Company renewed the lease which now expires in September 2005 and requires monthly lease payments of $578. Included in accounts payable at December 31, 2004 and at December 31, 2003, was $2,312 and $2,900, respectively, due to this related party for rent. Future minimum lease payments under the renewed lease are $6,732 for 2005.


                                     PART IV
                                     -------

Item 13.   Exhibits and Reports on Form 8-K
-------------------------------------------

Exhibits
--------

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

3.1            Articles of Incorporation (1)
3.2            By-Laws(1)
10.1           Assignment and Assumption Agreement  (1)
10.2           Declaration of Trust  (1)
14.1           Code of Ethics
31.1 Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a- 15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
32.1 Certification of CEO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.
--------------------------------------------------------
(1) Previously filed as an exhibit to the Company's Form SB-2, as amended, on September 21, 2004.

Reports on Form 8-K
-------------------

None

Item 14.   Principal Accountant Fees and Services
-------------------------------------------------

AUDIT FEES

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2003 was $12,077 and for the fiscal year ended December 31, 2004 was $25,992.

AUDIT-RELATED FEES

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

TAX FEES

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2003 and 2004.

ALL OTHER FEES

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2003 and 2004 were $12,077 and $25,992 respectively.


                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        VITA EQUITY, INC.
                                        -----------------


                                        By:  /s/ Dwight Webb
                                             ------------------------
                                             Dwight Webb, President

                                        Date:  April 14, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        /s/ Dwight Webb
                                        -----------------------------
                                        Dwight Webb
                                        Director
                                        Principal Executive Officer
                                        Principal Financial Officer
                                        Principal Accounting Officer
                                        April 14, 2004

                                        /s/ Michael Hu
                                        -----------------------------
                                        Michael Hu
                                        Director
                                        April 14, 2004

                                        /s/ Mauro Baessato
                                        -----------------------------
                                        Mauro Baessato
                                        Secretary
                                        April 14, 2004