Form 10QSB
period 2005-03-31
VITA EQUITY INC
filed 2005-05-23
CIK 1125918

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTLERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended March 31, 2005
                                                                  --------------

[_] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from            to
                                                        ----------    ----------

                        Commission File Number 333-119147
                                               ----------

                                VITA EQUITY, INC.
                                -----------------
        (Exact name of Small Business Issuer as specified in its charter)

NEVADA                                                        98-0371180
------                                                        ----------
(State or other jurisdiction                                 (IRS Employer
of incorporation)                                            Identification No.)

                          314-837 West Hastings Street
                   Vancouver, British Columbia, Canada V6C 3N6
                   -------------------------------------------
                    (Address of principal executive offices)

                      604-642-6412 phone, 604-642-6411 fax
                      ------------------------------------
                           (Issuer's telephone number)


               ---------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

13,220,000 shares of common stock outstanding as of May 20, 2005
----------------------------------------------------------------

Transitional Small Business Disclosure Format (check one): Yes  [ ]   No [X]

                                TABLE OF CONTENTS
                                -----------------


PART I --  FINANCIAL INFORMATION..............................................1

           ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS..........................2
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                     OPERATION...............................................11
           ITEM 3. CONTROLS AND PROCEDURES...................................14

PART II -- OTHER INFORMATION.................................................15

           ITEM 1. LEGAL PROCEEDINGS.........................................15
           ITEM 2. CHANGES IN SECURITIES.....................................15
           ITEM 3. DEFAULTS UPON SENIOR SECURITIES...........................15
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                     HOLDERS.................................................15
           ITEM 5. OTHER INFORMATION.........................................15
           ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..........................15
           EXHIBIT 31.1 - CERTIFICATIONS.....................................17
           EXHIBIT 31.2 - CERTIFICATIONS.....................................19
           EXHIBIT 32.4 - CERTIFICATIONS.....................................21

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements.
------------------------------

Our unaudited financial statements included in this Form 10-QSB is as follows:

     (a) Consolidated Balance Sheet as of March 31, 2005 (unaudited) and December 31, 2004;
     (b) Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2005 and March 31, 2004 (Unaudited);
     (c) Consolidated Statement of Stockholders' Equity (Deficiency) for the Three months ended March 31, 2005 (Unaudited);
     (d) Consolidated Statement of Cash Flows for the three months ended March 31, 2005 and 2004 (Unaudited); and
     (e) Notes to Consolidated Financial Statements as of March 31, 2005 (Unaudited).

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2005 are not necessarily indicative of the results that can be expected for the full year.

                         VITA EQUITY INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        AS OF MARCH 31, 2005 (UNAUDITED)
                              AND DECEMBER 31, 2004



                                     ASSETS
                                     ------
                                                                      March 31,
                                                                         2005          December 31,
                                                                     (unaudited)           2004
                                                                    --------------    --------------
CURRENT ASSETS
Cash                                                                $           -     $         797
Accounts receivable:
   Trade                                                                        -           101,596
   Related party                                                          369,914           108,263
                                                                    --------------    --------------

      Total Assets                                                  $     369,914     $     210,656
                                                                    ==============    ==============


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

CURRENT LIABILITIES
Bank overdraft                                                      $       2,711     $           -
Accounts payable                                                          345,964           231,933
Income tax payable                                                          1,321                 -
Due to Stockholder                                                         17,441            16,624
                                                                    --------------    --------------

      Total current liabilities                                           367,437           248,557
                                                                    --------------    --------------

COMMITMENTS AND CONTINGENCIES                                                   -                 -

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock, $.001 par value, 50,000,000 shares authorized,
     13,220,000 shares issued and outstanding at March 31, 2005
     and December 31, 2004, Respectively                                   13,220            13,220
   Accumulated deficit                                                    (19,181)          (58,973)
   Accumulated other comprehensive income                                   8,438             7,852
                                                                    --------------    --------------
      Total stockholders' equity (deficiency)                               2,477           (37,901)
                                                                    --------------    --------------

Total liabilities and stockholders' equity (deficiency)             $     369,914     $     210,656
                                                                    ==============    ==============












                See accompanying notes to condensed consolidated
                              financial statements.

                         VITA EQUITY INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                  COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED
                       MARCH 31, 2005 AND 2004 (UNAUDITED)



                                                          Three Months Ended
                                                          ------------------
                                                     March 31,         March 31,
                                                        2005              2004
                                                   --------------    --------------

REVENUES:
   Trade                                           $      17,338     $       6,643
   Related party                                         267,566            39,592
                                                   --------------    --------------
      Total Revenue                                      284,904            46,235

COST OF SALES                                           (236,295)          (40,750)
                                                   --------------    --------------

GROSS PROFIT                                              48,609             5,485
                                                   --------------    --------------

OPERATING EXPENSES
   Professional fees                                       2,039             2,585
   Management salaries                                     2,446             2,278
   Rent                                                    1,835             1,708
   Agent and transfer fees                                 1,118               185
   Bank charges and interest                                  58                88
                                                   --------------    --------------
      Total Operating Expenses                             7,496             6,844
                                                   --------------    --------------

Income (loss) before provision of income taxes     $      41,113     $      (1,359)

Provision for income taxes                                 1,321                 -
                                                   --------------    --------------

NET INCOME (LOSS)                                         39,792            (1,359)

Other comprehensive income foreign currency
   translation adjustments                                   586               340
                                                   --------------    --------------

COMPRHENSIVE INCOME (LOSS)                         $      40,378     $      (1,019)
                                                   ==============    ==============

NET LOSS PER COMMON SHARE-BASIC AND DILUTED        $           -     $           -
                                                   ==============    ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC AND DILUTED                                     13,220,000        13,220,000
                                                   ==============    ==============







                See accompanying notes to condensed consolidated
                              financial statements.

                         VITA EQUITY INC. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
              FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)



                                                                                         Accumulated
                                                                                            Other
                                                 Common Stock            Accumulated    Comprehensive
                                             Shares          Amount        Deficit      Income (Loss)       Total
                                         --------------   ------------   ------------   --------------   ------------

BALANCE DECEMBER 31, 2004                   13,220,000         13,220        (58,973)           7,852        (37,901)

Foreign currency translation gain
 (unaudited)                                         -              -              -              586            586

Net income for the three months ended
 March 31, 2005 (unaudited)                          -              -         39,792                -         39,792
                                         --------------   ------------   ------------   --------------   ------------


BALANCE MARCH 31, 2005 (UNAUDITED)          13,220,000    $    13,220    $   (19,181)   $       8,438    $     2,477
----------------------------------       ==============   ============   ============   ==============   ============

























                See accompanying notes to condensed consolidated
                              financial statements.

                         VITA EQUITY INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)



                                                           Three Months Ended
                                                           ------------------
                                                      March 31,         March 31,
                                                         2005              2004
                                                     (unaudited)       (unaudited)
                                                    --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                $      39,792     $      (1,359)
   Changes in operating assets and liabilities:
   Accounts receivable:
      Trade                                               101,596            (7,144)
      Related party                                      (261,651)          (28,846)
   Inventory                                                    -            (8,000)
   Accounts payable                                       114,031            47,115
   Income taxes payable                                     1,321                 -
   Deposit payable, related party                               -            (9,286)
                                                    --------------    --------------
      Net cash used in operating activities                (4,911)           (7,520)
                                                    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to Stockholder                                         817                 -
   Bank overdraft                                           2,711             6,040
                                                    --------------    --------------

      Net cash provided by financing activities             3,528             6,040
                                                    --------------    --------------

      Effect of exchange rate changes                         586               340
                                                    --------------    --------------

NET DECREASE IN CASH                                         (797)           (1,140)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                797             1,140
                                                    --------------    --------------

CASH AT END OF PERIOD                               $           -     $           -
                                                    ==============    ==============




















                See accompanying notes to condensed consolidated
                              financial statements.

                         VITA EQUITY INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF MARCH 31, 2005 (UNAUDITED)


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------ ------------------------------------------

      Basis of Presentation
      ---------------------

      The condensed consolidated financial statements include the operations of Vita Equity Inc. and its wholly-owned subsidiary (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

      The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2005, the results of operations for the three months ended March 31, 2005 and 2004, and the cash flows for the three months ended March 31, 2005 and 2004. The consolidated balance sheet as of December 31, 2004 is derived from the Company's audited financial statements.

      Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission.

      The Company's results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

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

                         VITA EQUITY INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF MARCH 31, 2005 (UNAUDITED)


      Going concern
      -------------

      The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company had a negative cash flow from operations of $4,911 for the three months ended March 31, 2005 and had an accumulated deficit of $19,181 as of March 31, 2005. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan is to attempt to raise additional capital until such time the Company is able to generate sufficient operating revenue. In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern.

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

      Financial instruments and certain concentrations
      ------------------------------------------------

      The carrying amounts of the Company's financial instruments, including cash, bank overdraft, accounts receivable, and accounts payable at March 31, 2005 approximates their fair values due to the short-term nature of these instruments.

      Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts. Sales to two customers represented 100% of the Company's total sales for the three months ended March 31, 2005 and 2004. For the three months ended March 31, 2005 and 2004 sales to Montecristo Jewelers Ltd., a related party, accounted for 94% and 86% of the sales, respectively.

      The Company purchases all of its precious metals from one vendor and its precious stones from various suppliers. Material precious metals purchased from one vendor aggregated 50% and 42% of the Company's total merchandise purchases for the periods ended March 31, 2005 and 2004, respectively.

      Earnings (loss) per common share
      --------------------------------

      Net income (loss) per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each period. The Company does not have any common stock equivalents.

                         VITA EQUITY INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF MARCH 31, 2005 (UNAUDITED)


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

      Other comprehensive income (loss) for the periods ended March 31, 2005 and 2004 respectively, was $586 and $340.

      Recent accounting pronouncements
      --------------------------------

      In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs". This Statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and rehandling costs to be expensed in the current period, regardless if they are abnormal amounts or not. This Statement will become effective for us in the first quarter of 2006. The adoption of SFAS No. 151 is not expected to have a material impact on our financial condition, results of operations, or cash flows.

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

                         VITA EQUITY INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF MARCH 31, 2005 (UNAUDITED)


NOTE 2 RELATED PARTY TRANSACTIONS
------ --------------------------

      Related party transactions consist of the following:

                                                 Three Months      Three Months
                                                    Ended             Ended
                                                  March 31,         March 31,
                                                     2005              2004
                                                 (unaudited)       (unaudited)
                                                --------------    --------------

        Sales                                   $     267,566     $      39,592
        Rent                                    $       1,835     $       1,708

      Related party sales represent sales to Montecristo Jewelers Ltd., a company owned by a beneficial stockholder of the Company. At March 31, 2005, $369,914 was due from this related party for sales on account and $108,263 at December 31, 2004.

      The Company leases office space from CMMG Finance Inc., a company controlled and owned by Mr. Pasquale Cusano, who is also the beneficial owner of Montecristo Jewelers Ltd., and Nuvo Magazine Ltd., a beneficial stockholder of the Company. In October 2003, the Company renewed the lease which now expires in September 2005 and requires monthly lease payments of $612. Included in accounts payable at March 31, 2005 and December 31, 2004 was $4,340 and $2,312, respectively due to this related party for rent. Remaining minimum lease payments under the renewed lease are $5,508 for 2005.

      Due to stockholder at March 31, 2005 and December 31, 2004 totaled $17,441 and $16,624, respectively, and is unsecured, non-interest bearing, with no fixed maturity date.

                         VITA EQUITY INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF MARCH 31, 2005 (UNAUDITED)


NOTE 3 INCOME TAXES
------ ------------

      Significant components of the Company's deferred income tax assets at March 31, 2005 and December 31, 2004 are as follows:

                                                   March 31       December 31,
                                                     2005              2004
                                                     ----              ----

        Deferred income tax asset:
        Net operating loss carry forward        $       12,520    $      13,704
        Valuation allowance                            (12,520)         (13,704)
                                                ---------------  ---------------

        Net deferred income tax asset           $            -    $           -
                                                ===============   ==============

      The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

      Reconciliation of the effective income tax rate to the U.S and Canadian. statutory rates are as follows:

                                                 Three Months      Three Months
                                                    Ended             Ended
                                                  March 31,         March 31,
                                                     2005              2004
                                                     ----              ----

        Tax expense at the U.S. and Canadian
        statutory income tax rates                   35.0%             35.0%

        Increase in the valuation allowance         (32.0%)           (35.0%)
                                                --------------    -------------

        Effective income tax rate                     3.0%               -
                                                ==============    =============

      Net operating loss carry forwards from U.S. operations totaling approximately $36,825 federal at March 31, 2005 are being carried forward. The net operating loss carry forwards expire at various dates through 2024 for federal purposes.

Item 2.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Forward-Looking Statements
--------------------------

Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: unanticipated problems relating to exploration, hazards such as pollution, or other hazards which cannot be insured against or predicted, changes in economic conditions, availability of capital, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the Securities and Exchange Commission.

Overview
--------

We are focused on the design, manufacture and repair of jewelry using diamonds and other precious gemstones such as rubies, sapphires and emeralds. We design and manufacturer virtually all kinds of modern jewelry including necklaces, earrings, rings, bracelets and other ornaments, the prices for which are determined on an individual piece by piece basis depending on the intricacy of the design and manufacture process and the selection of materials to be used in creating each piece. We currently have one full time employee and utilize third party contractors for the purchase of raw jewelry materials, the design of products and the manufacture of the products.

Vita Equity, Inc. was incorporated in the state of Nevada on July 25, 2000. Vita Equity Inc. acquired all of the outstanding common shares of Vita Equity Inc. (Canada) on September 20, 2000. Our operations are conducted through Vita Equity, Inc. (Canada).

Result of Operations
--------------------

For the three-month period ended March 31, 2005 (unaudited), net income was $39,792 compared with a net loss of $1,359 for the three-month period ended March 31, 2004 (unaudited). The increase in our net income for the three-month period ended March 31, 2005 over the same three-month period in 2004 is a direct result of an increase in the number and/or the profit margin of jewelry pieces produced and invoiced in these periods while maintaining operating expenses at similar levels. Revenue increased as a result of our marketing efforts with our existing clients. As a result of the increase in the volume of jewelry items produced, costs of goods sold decreased accordingly.

We experienced a negative cash flow from operations of $4,911 for the three-months ended March 31, 2005 and $7,520 for the three months ended March 31, 2004, and had an accumulated deficit of $19,181 as of March 31, 2005. The decrease in negative cash flows from operations and the conversions of both working capital equity and stockholders' equity from deficiencies to equities is attributable to an increase in the number and/or cost of jewelry pieces produced and invoiced while maintaining operating expenses at similar levels to the same three-month period in 2004.

For the three-month period ended March 31, 2005 (unaudited), we incurred operating expenses in the amount of $7,496 and $6,844 for the three-month period ended March 31, 2004 (unaudited). These expenses remained at similar levels although our revenues, income and gross profit all increased.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2005, we had total assets of $369,914 and total liabilities in the amount of 367,437. As a result, on March 31, 2005 (unaudited), we had working capital and stockholders' equity of $2,477.

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

Based on our current accounts receivables, current revenue levels, and our current and anticipated expenditures, we will require approximately $50,000 to maintain our operations for the next twelve months. We expect to realize this amount from our current accounts receivable and from future sales.

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

Going Concern
-------------

Our consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company had a negative cash flow from operations of $4,911 for the three months ended March 31, 2005 and had an accumulated deficit of $19,181 as of March 31, 2005 (unaudited). These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan is to attempt to raise additional capital until such time the Company is able to generate sufficient operating revenue. In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern.

Revenue Recognition
-------------------

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs". This Statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and rehandling costs to be expensed in the current period, regardless if they are abnormal amounts or not. This Statement will become effective for us in the first quarter of 2006. The adoption of SFAS No. 151 is not expected to have a material impact on our financial condition, results of operations, or cash flows.

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

Item 3.  Controls and Procedures.
---------------------------------

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), Mr. Dwight Webb. Based upon that evaluation, the Company's CEO & CFO concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect such controls. Thus, no corrective actions with regard to significant deficiencies or material weakness were necessary.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's CEO and CFO, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls
-----------------------------------------------------

The Company's management, including the CEO and CFO, do not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
--------------------------

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

None.

Item 3.  Defaults upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted for a vote to our security holders during the reporting period.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits
-----------------

Exhibit Number      Description
--------------      -----------

31.1                Certification   of  Chief  Executive   Officer  pursuant  to
                    Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                Certification   of  Chief  Financial   Officer  pursuant  to
                    Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.4 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VITA EQUITY, INC.

                                        By:  /s/ Dwight Webb
                                             ------------------------
                                             Dwight Webb, President

                                        Date:  May 20, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       /s/ Dwight Webb
                                       -----------------------------
                                       Dwight Webb
                                       Director
                                       Principal Executive Officer
                                       Principal Financial Officer
                                       Principal Accounting Officer
                                       May 20, 2005


                                       /s/ Michael Hu
                                       -----------------------------
                                       Michael Hu
                                       Director
                                       May 20, 2005


                                       /s/ Mauro Baessato
                                       -----------------------------
                                       Mauro Baessato
                                       Secretary
                                       May 20, 2005