Form 10QSB
period 2005-06-30
VITA EQUITY INC
filed 2005-08-19
CIK 1125918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]       QUARTLERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

[   ]        TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-119147

VITA EQUITY, INC.
(Exact name of Small Business Issuer as specified in its charter)

NEVADA                                                                    98-0371180
(State or other jurisdiction of incorporation)                  (IRS Employer Identification No.)

314-837 West Hastings Street
Vancouver, British Columbia, Canada V6C 3N6
(Address of principal executive offices)

604-642-6412 phone, 604-642-6411 fax
(Issuer's telephone number)

________________________________________________________________
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

13,220,000 shares of common stock outstanding as of August 15, 2005

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

i

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION.....……………………........................…..…...........1

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS............................………......2
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                OPERATION....………………………………………………………….…..13
ITEM 3. CONTROLS AND PROCEDURES............…………….....................……….16

PART II -- OTHER INFORMATION........…………………………...................................…18

ITEM 1. LEGAL PROCEEDINGS........................................……………………......…18
ITEM 2. CHANGES IN SECURITIES..............................…………………….....….....18
ITEM 3. DEFAULTS UPON SENIOR SECURITIES......………….....................…......18
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY

EXHIBIT 31.2 - CERTIFICATIONS.........................................………………….…….21
EXHIBIT 32.4 - CERTIFICATIONS..........................................………………….……23

ii

PART I - FINANCIAL INFORMATION

Item 1.                        Financial Statements.

Our unaudited financial statements included in this Form 10-QSB is as follows:

(a)                Condensed Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and December 31, 2004;
(b)                Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2005 and 2004 (Unaudited);
(c)                Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) for the Six months ended June 30, 2005 (Unaudited);
(d)                Condensed Consolidated Statement of Cash Flows for the Six months ended June 30, 2005 and 2004 (Unaudited); and
(e)                Notes to Condensed Consolidated Financial Statements as of June 30, 2005 (Unaudited).

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2005 (UNAUDITED)

VITA EQUITY INC. AND SUBSIDIARY

CONTENTS

PAGE       1               CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2005
                                   (UNAUDITED) AND DECEMBER 31, 2004

PAGE       2               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                  COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED
                                  JUNE 30, 2005 AND 2004 (UNAUDITED)

PAGE       3               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
                                  (DEFICIENCY) FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)

PAGE       4               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
                                  MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

PAGE       5-9           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
                                  JUNE 30, 2005 (UNAUDITED)

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2005 (UNAUDITED)
AND DECEMBER 31, 2004

ASSETS
	June 30,
	2005	December 31,
	(unaudited)

		2004
CURRENT ASSETS

Cash	$16,943	$797
Accounts receivable:
Trade	-	101,596
Related party	414,125	108,263

Total Assets	$431,068	$210,656

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES

Accounts payable	$345,190	$231,933
Income tax payable

	42,066

		-
Due to Stockholder

	17,441

		16,624

Total current liabilities

	404,697

		248,557

COMMITMENTS AND CONTINGENCIES

	-

		-

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock, $.001 par value, 50,000,000 shares

authorized, 13,220,000 shares issued

and outstanding at June 30, 2005 and December 31, 2004,

Respectively

	13,220

		13,220
Retained earnings (deficit)

	4,938

		(58,973)
Accumulated other comprehensive income

	8,213

		7,852
Total stockholders’ equity (deficiency)

	26,371

		(37,901)

Total liabilities and stockholders’ equity (deficiency)	$431,068	$210,656

See accompanying notes to condensed consolidated financial statements.

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2005 AND 2004 (UNAUDITED)

	Three Months Ended

			Six Months Ended

	June 30,

		June 30,

			June 30,

				June 30,

	2005

		2004

			2005

				2004

REVENUES:
Trade	$-	$11,487	$17,214	$18,130
Related party	297,441	48,059	565,131	87,651
Total Revenue	297,441	59,546	582,345	105,781

COST OF SALES	(214,320)	(60,057)	(450,615)	(100,807)

GROSS PROFIT (LOSS)	83,121	(511)	131,730	4,974

OPERATING EXPENSES
Professional fees	12,602	6,907	14,641	9,492
Management salaries	2,412	2,209	4,858	4,487
Rent	1,809	1,658	3,644	3,366
Agent and transfer fees	1,295	225	2,413	410
Bank charges and interest	139	49	197	137
Total Operating Expenses	18,257	11,048	25,753	17,892

Income (loss) before provision for income taxes	64,864	(11,559)	105,977	(12,918)

Provision for income taxes	40,745	-	42,066	-

NET INCOME (LOSS)	24,119	(11,559)	63,911	(12,918)

Other comprehensive income (loss) foreign currency translation adjustments	(225)	(857)	361	(517)

COMPRHENSIVE INCOME (LOSS)	$23,894	$(12,416)	$64,272	$(13,435)
NET LOSS PER COMMON SHARE-BASIC AND DILUTED	$-	-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES BASIC AND DILUTED	13,220,000	13,220,000	13,220,000	13,220,000

See accompanying notes to condensed consolidated financial statements.

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)

	Common Stock Shares Amount		Retained Earnings (Deficit)
				Accumulated Other Comprehensive Income	Total

BALANCE DECEMBER 31, 2004	13,220,000	$13,220	$(58,973)	$7,852	$(37,901)

Foreign currency translation gain (unaudited)	-	-	-	361	361

Net income for the six months ended June 30, 2005 (unaudited)	-	-	63,911	-	63,911

BALANCE JUNE 30, 2005 (UNAUDITED)	13,220,000	$13,220	$4,938	$8,213	$26,371

See accompanying notes to condensed consolidated financial statements.

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

	Six Months Ended
	June 30,

		June 30,
	2005

		2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$63,911	$(12,918)
Changes in operating assets and liabilities:
Accounts receivable:
Trade	101,596	(19,300)
Related party	(305,862)	(32,592)
Accounts payable	113,257	80,756
Income taxes payable	42,066	-
Deposit payable, related party	-	(9,286)
Net cash provided by (used in) operating activities	14,968	(6,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to Stockholder	817	150

Net cash provided by financing activities	817	150

Effect of exchange rate changes	361	(517)

NET INCREASE IN CASH	16,146	6,293

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	797	1,140

CASH, END OF PERIOD	$16,943	$7,433

See accompanying notes to condensed consolidated financial statements.

VITA EQUITY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2005 (UNAUDITED)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the operations of Vita Equity Inc. and its wholly-owned subsidiary (the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2005, the results of operations for the three and six months ended June 30, 2005 and 2004, and the cash flows for the six months ended June 30, 2005 and 2004.  The consolidated balance sheet as of December 31, 2004 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission.

The Company’s results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

Organization

Vita Equity Inc. and subsidiary (the“Company”) is involved in the manufacture of custom ordered jewelry from precious metals and precious stones.  The Company currently has one full time employee and utilizes third party contractors for the purchase of raw jewelry materials, the design of product and manufacture of product.

Vita Equity Inc. was incorporated in the state of Nevada on July 25, 2000.  Vita Equity Inc acquired all of the outstanding common shares of Vita Equity Inc. (Canada) on September 20, 2000.  The Company’s operations are conducted through Vita Equity Inc. (Canada).

VITA EQUITY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2005 (UNAUDITED)

Use of estimates

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

Financial instruments and certain concentrations

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable, due to stockholder and income taxes payable at June 30, 2005 approximates their fair values due to the short-term nature of these instruments.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts.  Sales to two customers represented 100% of the Company’s total sales for the six months ended June 30, 2005 and 2004.  For the six months ended June 30, 2005 and 2004 sales to Montecristo Jewelers Ltd., a related party, accounted for 97% and 83% of the sales, respectively.

The Company purchases all of its precious metals from one vendor and its precious stones from various suppliers.  Material precious metals purchased from one vendor aggregated   47% and 52% of the Company’s total merchandise purchases for the periods ended June 30, 2005 and 2004, respectively.

Earnings (loss) per common share

Net income (loss) per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each period.  The Company does not have any common stock equivalents.

Going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  Although the Company had obtained earnings and positive cash flow for the six months ended June 30, 2005, it had a stockholders’ deficiency of $37,901as of December 31, 2004.  Furthermore, 100% of the Company’s sales for 2005 are to one customer, a related party.   These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan is to attempt to raise additional capital until such time the Company is able to generate sufficient operating revenue.  In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations.  Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern.

VITA EQUITY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2005 (UNAUDITED)

Comprehensive income (loss)

The foreign currency translation gains and losses resulting from the translation of the consolidated financial statements of the Company and its subsidiary expressed in Canadian dollars to United States dollars are reported as Accumulated Other Comprehensive Income (Loss) in the accompanying Consolidated Statements of Stockholders’ Deficiency.

Other comprehensive income (loss) for the periods ended June 30, 2005 and 2004 respectively, was $361 and $(517).

Recent accounting pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs”. This Statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and rehandling costs to be expensed in the current period, regardless if they are abnormal amounts or not. This Statement will become effective for us in the first quarter of 2006. The adoption of SFAS No. 151 is not expected to have a material impact on our financial condition, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which revises SFAS No. 123.  SFAS 123R also supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows”. In general, the accounting required by SFAS 123R is similar to that of SFAS No. 123. However, SFAS No. 123 gave companies a choice to either recognize the fair value of stock options in their income statements or disclose the pro forma income statement effect of the fair value of stock options in the notes to the financial statements. SFAS 123R eliminates that choice and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period. SFAS 123R must be adopted by the Company no later than the first interim or annual reporting period of the fiscal year that begins on or after December 31, 2005.  Early adoption is permitted.  The adoption of SFAS No. 123R is not expected to have a material impact on our financial condition, results of operations, or cash flows.

VITA EQUITY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2005 (UNAUDITED)

NOTE 2      RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2004
	(unaudited)	(unaudited)

Sales	$565,131	$87,651
Rent	$3,644	$3,366

Related party sales represent sales to Montecristo Jewelers Ltd., a company owned by a beneficial stockholder of the Company.  At June 30, 2005, $414,125 was due from this related party for sales on account and $108,263 at December 31, 2004.

The Company leases office space from CMMG Finance Inc., a company controlled and owned by Mr. Pasquale Cusano, who is also the beneficial owner of Montecristo Jewelers Ltd., and Nuvo Magazine Ltd., a beneficial stockholder of the Company.  In October 2003, the Company renewed the lease which now expires in September 2005 and requires monthly lease payments of $607.  Included in accounts payable at June 30, 2005 and December 31, 2004 was $6,119 and $2,312, respectively due to this related party for rent.  Remaining minimum lease payments under the renewed lease are $1,821 for 2005.

Due to stockholder at June 30, 2005 and December 31, 2004 totaled $17,441 and $16,624, respectively, and is unsecured, non-interest bearing, with no fixed maturity date.

VITA EQUITY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2005 (UNAUDITED)

NOTE 3         INCOME TAXES

Significant components of the Company’s deferred income tax assets at June 30, 2005 and December 31, 2004 are as follows:

	June 30	December 31,
	2005	2004

Deferred income tax asset:
Net operating loss carry forward	$ 19,000	$ 13,704
Valuation allowance	(19,000)	(13,704)

Net deferred income tax asset	$ -	$ -

The Company, based upon its history of losses in the U.S. parent Company and management’s assessment of when these operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the U.S. net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

Reconciliation of the effective income tax rate to the U.S and Canadian statutory rates are as follows:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2004

Tax expense at the U.S. and Canadian statutory income tax rates	40.%	40.%
Increase in the valuation allowance	-	-
Effective income tax rate	40.%	40.%

Net operating loss carry forwards from U.S. operations totaling approximately $49,811 federal at June 30, 2005 are being carried forward.  The net operating loss carry forwards expire at various dates through 2024 for federal purposes.

Item 2.                        Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: unanticipated problems relating to exploration, hazards such as pollution, or other hazards which cannot be insured against or predicted, changes in economic conditions, availability of capital, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

Overview

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

Result of Operations

For the six-month periods ended June 30, 2005 and June 30, 2004

For the six-month period ended June 30, 2005, our total revenue was $582,345 and total operating expenses for the same six-month period were $25,753.  For the six-month period ended June 30, 2004, our total revenue was $105,781 and total operating expenses were $17,892.  These expenses remained at similar levels although our revenues, income and gross profit all increased.  Related party sales amounted to $565,131 and $87,651 for the six-month periods ended June 30,

2005 and June 30, 2004 respectively.  These sales were made to Montecristo Jewelers Ltd., a company owned by a beneficial stockholder of the Company.  As at June 30, 2005, $414,125 was due from this related party for sales on account.

For the six-month period ended June 30, 2005, net income was $63,911 compared with a net loss of $12,918 for the six-month period ended June 30, 2004.  The increase in our sales and net income for the six-month period ended June 30, 2005 over the same six-month period in 2004 is a direct result of an increase in the number and/or the profit margin of jewelry pieces produced and invoiced in these periods while maintaining operating expenses at similar levels.  Revenue increased as a result of our marketing efforts with our existing clients.  As a result of the increase in the volume of jewelry items produced, costs of goods sold decreased accordingly.

We experienced a positive cash flow from operations of $14,968 and $6,660 for the six-months ended June 30, 2005 and 2004 respectively and had a retained earnings of $4,938 as of June 30, 2005 and deficit of $58,973 as of June 30, 2004.  The change in cash flows from negative to positive cash flows from operations and the conversions of both working capital equity and stockholders’ equity from deficiencies to equities is attributable to an increase in the number and/or cost of jewelry pieces produced and invoiced while maintaining operating expenses at similar levels to the same six-month period in 2004.

For the three-month periods ended June 30, 2005 and June 30, 2004

For the three-month period ended June 30, 2005, our total revenue was $297,441 and total operating expenses for the same three-month period were $18,257.  For the three-month period ended June 30, 2004, our total revenue was $59,546 and total operating expenses were $11,048.  These expenses remained at similar levels although our revenues, income and gross profit all increased.  Related party sales amounted to $297,441 and $48,059 for the three-month periods ended June 30, 2005 and June 30, 2004 respectively.  These sales were made to Montecristo Jewelers Ltd., a company owned by a beneficial stockholder of the Company.

For the three-month period ended June 30, 2005, net income was $24,119 compared with a net loss of $11,559 for the three-month period ended June 30, 2004.   The increase in our sales and net income for the three-month period ended June 30, 2005 over the same three-month period in 2004 is a direct result of an increase in the number and/or the profit margin of jewelry pieces produced and invoiced in these periods while maintaining operating expenses at similar levels.  Revenue increased as a result of our marketing efforts with our existing clients.  As a result of the increase in the volume of jewelry items produced, costs of goods sold decreased accordingly.

Liquidity and Capital Resources

As of June 30, 2005, we had total assets of $431,068 and total liabilities in the amount of $404,697.  As a result, on June 30, 2005, we had working capital and stockholders’ equity of $26,371.

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

In the event that none of the above-mentioned initiatives result in profitability, we may seek alternative forms of financing including borrowing funds from private individuals or companies or public sources such as banks or other financial institutions in order to pursue our business plan.  To date, we have not identified any potential lenders nor have we entered into any agreements, commitments or arrangements with any potential lenders and cannot, at this time, be certain that we will be able to borrow funds on satisfactory terms or at all.

Recent Accounting Policies

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs”. This Statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and re-handling costs to be expensed in the current period, regardless if they are abnormal amounts or not. This Statement will become effective for us in the first quarter of 2006. The adoption of SFAS No. 151 is not expected to have a material impact on our financial condition, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which revises SFAS No. 123.  SFAS 123R also supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows”. In general, the accounting required by SFAS 123R is similar to that of SFAS No. 123. However, SFAS No. 123 gave companies a choice to either recognize the fair value of stock options in their income statements or disclose the pro forma income statement effect of the fair value of stock options in the notes to the financial statements. SFAS 123R eliminates that choice and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period. SFAS 123R must be adopted no later than July 1, 2005 by non small business filers and December 31, 2005 by small business filers.  Early adoption is permitted.  The adoption of SFAS No. 123R is not expected to have a material impact on our financial condition, results of operations, or cash flows.

Item 3.           Controls and Procedures.

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005.  This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), Mr. Dwight Webb.  Based upon that evaluation, the Company's CEO & CFO concluded that the Company's disclosure controls and procedures are effective.  There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.  Thus, no corrective actions with regard to significant deficiencies or material weakness were necessary.

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

Limitations on the Effectiveness of Internal Controls

The Company’s management, including the CEO and CFO, do not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote to our security holders during the reporting period.

Item 5.             Other Information

None.

Item 6.              Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.4	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                                                                                       VITA EQUITY, INC.

                                                                                                        By:  /s/ Dwight Webb
                                                                                                               Dwight Webb, President

                                                                                                        Date:  August 15, 2005

In  accordance  with  the Exchange Act, this report has been signed below by the following  persons  on behalf of the registrant and in the capacities and on the dates  indicated.

                                                                                                       /s/ Dwight Webb
                                                                                                       Dwight Webb
                                                                                                       Director
                                                                                                       Principal Executive Officer
                                                                                                       Principal Financial Officer
                                                                                                       Principal Accounting Officer
                                                                                                       August 15, 2005

                                                                                                       /s/ Michael Hu
                                                                                                       Michael Hu
                                                                                                       Director
                                                                                                       August 15, 2005

                                                                                                       /s/ Mauro Baessato
                                                                                                       Mauro Baessato
                                                                                                       Secretary
                                                                                                       August 15, 2005