Form 10QSB
period 2005-09-30
VITA EQUITY INC
filed 2005-11-10
CIK 1125918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]       QUARTLERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2005

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

604-642-6412 phone, 604-642-6411 fax
(Issuer's telephone number)

____________________________________________________________
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

13,220,000 shares of common stock outstanding as of November 14, 2005

Transitional Small Business Disclosure Format (check one):     Yes [  ]   No [X]

i

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION.....……………………........................…........1

          ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS............................….....1
          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                           OPERATION....………………………………………………….........13
          ITEM 3. CONTROLS AND PROCEDURES............……………................…….16

PART II -- OTHER INFORMATION........…………………………..............................18

          ITEM 1. LEGAL PROCEEDINGS........................................……………….....…18
          ITEM 2. CHANGES IN SECURITIES..............................…………………….....18
          ITEM 3. DEFAULTS UPON SENIOR SECURITIES......…………......................18
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY

          EXHIBIT 31.2 - CERTIFICATIONS............................................………….…….21
          EXHIBIT 32.4 - CERTIFICATIONS.........................................…………….……23

ii

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.

Our unaudited financial statements included in this Form 10-QSB is as follows:

  Condensed Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004;
  Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2005 and 2004 (Unaudited);
  Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) for the nine months ended September 30, 2005 (Unaudited);
  Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 and 2004 (Unaudited); and
  Notes to Condensed Consolidated Financial Statements as of September 30, 2005 (Unaudited).

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

VITA EQUITY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005 and 2004 (UNAUDITED)

VITA EQUITY INC. AND SUBSIDIARY

CONTENTS

PAGE      4          CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30,
                            2005 (UNAUDITED) AND DECEMBER 31, 2004

PAGE      5          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                            COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND NINE MONTHS
                            ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

PAGE      6          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
                            (DEFICIENCY) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                            (UNAUDITED)

PAGE      7          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                            NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

PAGE      8-12     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
                            SEPTEMBER 30, 2005 (UNAUDITED)

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2005 (UNAUDITED)
AND DECEMBER 31, 2004

ASSETS
	September 30,
	2005	December 31,
	(unaudited)

		2004
CURRENT ASSETS

Cash	$5,281	$797
Accounts receivable:
Trade	-	101,596
Related party	450,732	108,263

Total Assets	$456,013	$210,656

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES

Accounts payable	$366,662	$231,933
Income tax payable

	47,994

		-
Due to Stockholder

	17,441

		16,624

Total current liabilities

	432,097

		248,557

COMMITMENTS AND CONTINGENCIES

	-

		-

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock, $.001 par value, 50,000,000 shares

authorized, 13,220,000 shares issued

and outstanding at September 30, 2005 and December 31, 2004,

respectively

	13,220

		13,220
Deficit

	(1,704)

		(58,973)
Accumulated other comprehensive income

	12,400

		7,852

Total stockholders’ equity (deficiency)

	23,916

		(37,901)

Total liabilities and stockholders’ equity (deficiency)	$456,013	$210,656

See accompanying notes to condensed consolidated financial statements.

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

	Three Months Ended

			Nine Months Ended

	September 30,

		September 30,

			September 30,

				September 30,

	2005

		2004

			2005

				2004

REVENUES:
Trade	$-	$17,564	$17,374	$35,826
Related party	379,800	60,663	944,771	148,181

Total Revenue	379,800	78,227	962,145	184,007

COST OF SALES	(359,371)	(50,046)	(809,986)	(150,852)

GROSS PROFIT (LOSS)	20,429	28,181	152,159	33,155

OPERATING EXPENSES
Professional fees	14,486	21,750	29,127	31,242
Management salaries	4,131	2,293	8,989	6,781
Rent	1,872	1,720	5,516	5,085
Agent and transfer fees	397	1,675	2,810	2,085
Office	100	-	100	-
Bank charges and interest	157	58	354	195

Total Operating Expenses	21,143	27,496	46,896	45,388

Income (loss) before provision for income taxes	(714)	685	105,263	(12,233)

Provision for income taxes	5,928	-	47,994	-

NET INCOME (LOSS)	(6,642)	685	57,269	(12,233)

Other comprehensive income, (loss), foreign currency translation adjustments	4,187	40	4,548	(477)

COMPRHENSIVE INCOME (LOSS)	$(2,455)	$725	$61,817	$(12,710)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED	$-	-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES-BASIC AND DILUTED	13,220,000	13,220,000	13,220,000	13,220,000

See accompanying notes to condensed consolidated financial statements.

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

	Common Stock Shares Amount		Deficit
				Accumulated Other Comprehensive Income	Total

BALANCE JANUARY 1, 2005	13,220,000	$13,220	$(58,973)	$7,852	$(37,901)

Foreign currency translation gain (unaudited)	-	-	-	4,548	4,548

Net income for the nine months ended September 30, 2005 (unaudited)	-	-	57,269	-	57,269

BALANCE SEPTEMBER 30, 2005 (UNAUDITED)	13,220,000	$13,220	$(1,704)	$12,400	$23,916

See accompanying notes to condensed consolidated financial statements.

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

	Nine Months Ended
	September 30,

		September 30,
	2005

		2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$57,269	$(12,233)
Changes in operating assets and liabilities:
Accounts receivable:
Trade	101,596	(40,075)
Related party	(342,469)	(49,107)
Accounts payable	134,729	111,029
Income taxes payable	47,994	-
Deposit payable, related party	-	(9,286)

Net cash provided (used) by operating activities	(881)	328

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to Stockholder	817	150

Net cash provided by financing activities	817	150

Effect of exchange rate changes	4,548	(477)

Net INCREASE IN CASH	4,484	1

CASH, BEGINNING OF PERIOD	797	1,140

CASH, END OF PERIOD	$5,281	$1,141

See accompanying notes to condensed consolidated financial statements.

VITA EQUITY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 (UNAUDITED)

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the operations of Vita Equity Inc. and its wholly-owned subsidiary (the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004, and the cash flows for the nine months ended September 30, 2005 and 2004.  The consolidated balance sheet as of December 31, 2004 is derived from the Company’s audited financial statements.

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

The Company’s results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

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
AS OF SEPTEMBER 30, 2005 (UNAUDITED)

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

Financial instruments and certain concentrations

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable, due to stockholder and income taxes payable at September 30, 2005 approximates their fair values due to the short-term nature of these instruments.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts.  Sales to two customers represented 100% of the Company’s total sales for the nine months ended September 30, 2005 and 2004.  For the nine months ended September 30, 2005 and 2004 sales to Montecristo Jewelers Ltd., a related party, accounted for 98% and 81% of the sales, and 100% and 77% for the three months ended September 30, 2005 and 2004 respectively.

The Company purchases all of its precious metals from one vendor and its precious stones from various suppliers.  Material precious metals purchased from one vendor aggregated   55% and 68% of the Company’s total merchandise purchases for the nine months ended September 30, 2005 and 2004, and 61% and 76% for the three months ended September 30, 2005 and 2004, respectively.

Earnings (loss) per common share

Net income (loss) per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each period.  The Company does not have any common stock equivalents.

Going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  Although the Company had generated earnings for the nine months ended September 30, 2005, it had a deficit of $1,704 and $58,973 as of September 30, 2005 and December 31, 2004.  Furthermore, 98% of the Company’s sales for 2005 are to one customer, a related party.   These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan is to attempt to raise additional capital until such time the Company is able to generate sufficient operating revenue.  In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations.  Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern.

VITA EQUITY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 (UNAUDITED)

Comprehensive income (loss)

The foreign currency translation gains and losses resulting from the translation of the consolidated financial statements of the Company and its subsidiary expressed in Canadian dollars to United States dollars are reported as Accumulated Other Comprehensive Income (Loss) in the accompanying Consolidated Statements of Stockholders’ Deficiency.

Other comprehensive income (loss) for the nine months ended September 30, 2005 and 2004 respectively, was $4,548 and $(477).

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

VITA EQUITY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 (UNAUDITED)

NOTE 2          RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004
	(unaudited)	(unaudited)

Sales	$944,771	$148,181
Rent	$5,516	$5,085

Related party sales represent sales to Montecristo Jewelers Ltd., a company owned by a beneficial stockholder of the Company.  At September 30, 2005, $450,732 was due from this related party for sales on account and $108,263 at December 31, 2004.

The Company leases office space from CMMG Finance Inc., a company controlled and owned by Mr. Pasquale Cusano, who is also the beneficial owner of Montecristo Jewelers Ltd., and Nuvo Magazine Ltd., a beneficial stockholder of the Company.  In October 2003, the Company renewed the lease which now expires in September 2005 and requires monthly lease payments of $613.  Included in accounts payable at September 30, 2005 and December 31, 2004 was $4,952 and $2,312, respectively due to this related party for rent.  Remaining minimum lease payments under the renewed lease are $NIL for 2005.

Due to stockholder at September 30, 2005 and December 31, 2004 totaled $17,441 and $16,624, respectively, and is unsecured, non-interest bearing, with no fixed maturity date.

VITA EQUITY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 (UNAUDITED)

NOTE 3      INCOME TAXES

Significant components of the Company’s deferred income tax assets at September 30, 2005 and December 31, 2004 are as follows:

	September 30	December 31,
	2005	2004

Deferred income tax asset:
Net operating loss carry forward	$ 23,108	$ 12,162
Valuation allowance	(23,108)	(12,162)

Net deferred income tax asset	$ -	$ -

The Company, based upon its history of losses in the U.S. parent Company and management’s assessment of when these operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the U.S. net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

Reconciliation of the effective income tax rate to the U.S and Canadian statutory rates are as follows:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2004

Tax expense at the U.S. and Canadian statutory income tax rates	35.5%	35.5%
Increase in the valuation allowance	-	-
Effective income tax rate	35.5%	35.5%

Net operating loss carry forwards from U.S. operations totaling approximately $65,095 federal at September 30, 2005 are being carried forward.  The net operating loss carry forwards expire at various dates through 2024 for federal purposes.

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

Overview

We are focused on the design, manufacture and repair of jewelry using diamonds and other precious gemstones such as rubies, sapphires and emeralds.  We design and manufacture virtually all kinds of modern jewelry including necklaces, earrings, rings, bracelets and other ornaments, the prices for which are determined on an individual piece by piece basis depending on the intricacy of the design and manufacture process and the selection of materials to be used in creating each piece.  We currently have one full time employee and utilize third party contractors for the purchase of raw jewelry materials, the design of products and the manufacture of the products.

Vita Equity, Inc. was incorporated in the state of Nevada on July 25, 2000.  Vita Equity Inc. acquired all of the outstanding common shares of Vita Equity Inc. (Canada) on September 20, 2000.  Our operations are conducted through Vita Equity, Inc. (Canada).

Result of Operations

For the nine-month periods ended September 30, 2005 and 2004

For the nine-month period ended September 30, 2005, our total revenue was $962,145 and $184,007 for the nine-month period ended September 30, 2004.  Revenue increased as a result of our marketing efforts with our existing clients.

Related party sales amounted to $944,771 and $148,181 for the nine-month periods ended September 30, 2005 and September 30, 2004 respectively.  These sales were made to Montecristo Jewelers Ltd., a company owned by a beneficial stockholder of the Company.  As at September 30, 2005, $450,732 was due from this related party for sales on account and as at December 31, 2004, $108,263 was due from this related party.

Our gross profit for the nine-month period ended September 30, 2005 and for the nine-month period ended September 30, 2004 was $152,159 or 16% and $33,155 or 18%, respectively.  The decrease in gross profit rate was a result of an increase in the cost of some jewelry raw materials during the period.

Total operating expenses were $46,896 and $45,388 and for the nine-month periods ended September 30, 2005 and 2004, respectively.  Our operating expenses are made up of professional fees paid to accountants, auditors and legal representatives, management salaries, office rent, resident agent and transfer agent fees, office and sundry expenses, bank charges and interest.  These operating expenses remained at similar levels on a period-to-period basis.

For the nine-month period ended September 30, 2005, net income was $57,269 compared with a net loss of $12,233 for the nine-month period ended September 30, 2004.  The increase in our net income for the nine-month period ended September 30, 2005 over the same nine-month period in 2004 is a direct result of an increase in the number of jewelry pieces produced and invoiced in these periods while maintaining operating expenses at similar levels.

We experienced a negative cash flow from operations of $881 and a positive cash flow from operations of $328 for the nine months ended September 30, 2004

For the three-month periods ended September 30, 2005 and September 30, 2004

For the three-month period ended September 30, 2005, our total revenue was $379,800 and for the three-month period ended September 30, 2004, our total revenue was $78,227. Revenue increased as a result of our marketing efforts with our existing clients.

Related party sales amounted to $379,800 and $60,663 for the three-month periods ended September 30, 2005 and September 30, 2004 respectively.  These sales were made to Montecristo Jewelers Ltd., a company owned by a beneficial stockholder of the Company.

Our gross profit for the three-month period ended September 30, 2005 and for the three-month period ended September 30, 2004 was $20,429 or 5% and $28,181 or 36%, respectively.  The decrease in gross profit was a result of an increase in the cost of goods sold during the three-month period ended September 30, 2005.

Total operating expenses were $21,143 and $27,496 for the three-month period ended September 30, 2004 and the three-month period ended September 30, 2004 respectively.  Our operating expenses are made up of professional fees paid to accountants, auditors and legal representatives, management salaries, office rent, resident agent and transfer agent fees, office and sundry expenses, bank charges and interest.

Despite an increase in revenues and our operating expenses remaining at similar levels, a net loss of $6,642 resulted for the three-month period ended September 30, 2005 compared with a net income of $685 for the three-month period ended September 30, 2004.  This net loss resulted due to an increase in the cost of goods sold during the period.

Liquidity and Capital Resources

As of September 30, 2005, we had total assets of $456,013 and total liabilities in the amount of $432,097.  As a result, on September 30, 2005, we had working capital and stockholders’ equity of $23,916.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  Although the Company had generated earnings for the nine months ended September 30, 2005, it had a deficit of $1,704 and $58,973 as of September 30, 2005 and December 31, 2004.  Furthermore, 98% of the Company’s sales for 2005 are to one customer, a related party.   These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan is to attempt to raise additional capital until such time the Company is able to generate sufficient operating revenue.  In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations.  Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern.

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

Item 3.          Controls and Procedures.

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005.  This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), Mr. Dwight Webb.  Based upon that evaluation, the Company's CEO & CFO concluded that the Company's disclosure controls and procedures are effective.  There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.  Thus, no corrective actions with regard to significant deficiencies or material weakness were necessary.

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

                                                                                          VITA EQUITY, INC.

                                                                                          By:  /s/ Dwight Webb
                                                                                               ________________________
                                                                                               Dwight Webb, President

                                                                                          Date:  November 10, 2005

In  accordance  with  the Exchange Act, this report has been signed below by the following  persons  on behalf of the registrant and in the capacities and on the dates  indicated.

                                                                                         /s/ Dwight Webb
                                                                                         _____________________________
                                                                                         Dwight Webb
                                                                                         Director
                                                                                         Principal Executive Officer
                                                                                         Principal Financial Officer
                                                                                         Principal Accounting Officer
                                                                                         November 10, 2005

                                                                                         /s/ Michael Hu
                                                                                         _____________________________
                                                                                         Michael Hu
                                                                                         Director
                                                                                         November 10, 2005

                                                                                         /s/ Mauro Baessato
                                                                                         _____________________________
                                                                                         Mauro Baessato
                                                                                         Secretary
                                                                                         November 10, 2005