Form 10KSB
period 2005-12-31
VITA EQUITY INC
filed 2006-04-14
CIK 1125918

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10KSB

[X]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
       SECURITIES EXCHANGE  ACT  OF  1934

          For  the  fiscal  year  ended    December  31,  2005

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
      SECURITIES  EXCHANGE  ACT  OF  1934

          For  the  transition  period  from  _________  to  ____________

Commission  File  No.  333-119147

VITA EQUITY, INC.
(Name of small business issuer in its charter)

Nevada	3911	98-0371180
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Code Number)	(I.R.S. Employer Identification No.)

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

Check  whether  the  issuer  (l)  has  filed all reports required to be filed by Section  13  or 15(d) of the Exchange Act during the past 12 months (or for such shorter  period  that the registrant was required to file such reports), and (2) has  been  subject  to such filing requirements for the past 90 days. [X] Yes [ ]  No

Check  if there is no disclosure of delinquent filers in response to Item 405 of Regulation  S-B  is  not  contained  in  this  form,  and  no disclosure will be contained,  to  the  best  of  registrant's  knowledge,  in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or  any  amendment  to  this  Form  10-KSB.  [X]

Total revenues for the year ended December 31, 2005 were $1,293,168.

The  aggregate  market value of the voting stock held by non-affiliates computed by reference to the last reported sale price via a private placement from treasury of such stock as of  April 14, 2006 is  $$9,555.

At April 14, 2006, the issuer had 13, 320,000 shares of $0.001 par value common stock issued and outstanding.

Transitional  Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

PART I

Item 1.      Description of Business

Vita Equity Inc. is in the business of manufacturing custom pieces of jewelry on a piece-by-piece basis for our customers.

Products and Services

Our business strategy is to offer custom designed and manufactured jewelry products to a wide array of customers.  We have been producing custom jewelry through our wholly owned subsidiary, for approximately ten years and until recently, we have provided these products to one customer, namely Montecristo Jewellers, Ltd., a related party.  Montecristo has been in operation since 1978 and currently has three locations in Vancouver, British Columbia.  In the last three years, we have been providing our services to Sorgentone, Inc. that is located in Toronto, Ontario, Canada.  Sorgentone, Inc. has been in business since approximately 1987.  We believe that we have pleased our existing customers with our designs and quality workmanship such that we intend to start offering our design and manufacturing services to other customers.  We believe that we now have a portfolio of custom jewelry designs (accumulated over the past ten years) that is sufficient to demonstrate our abilities to other customers with a view to entering into arrangements with them of a similar nature to those with Montecristo and Sorgentone, Inc. to provide them with custom jewelry designs and products.  We also believe that our existing customers will provide us with references which we will be able to use to solicit and secure additional business from new clients.  We believe that we have the ability to leverage our expertise and existing customers to potentially increase sales in the much larger markets of Canada and the United States.

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

Once a client makes a request for a piece of jewelry to be made, we assist them in the design of the piece and the selection of the type of precious metal and precious stone(s) for their piece.  We then acquire the raw materials in sufficient quantity to make the specific piece of jewelry.  In normal course business, we do not carry inventories of raw materials.  To create our jewelry, we employ the services of third party jewelers and craftspeople who are responsible for assisting in the final design of the piece and the manufacturing of the piece of jewelry for presentation to the customer.  In this regard, we have available to us, several jewelers and/or goldsmiths with varied backgrounds and styles.  For each particular piece of jewelry, the appropriate contractor is chosen to ensure compliance with the customer’s desires.  This enables us to offer a variety of styles to the customer and by using a variety of contract craftspeople, customers are ensured to receive a unique piece.  In this way, we are able to meet a wide variety of requests with respect to our customer’s jewelry needs.  We do not have any contracts with these craftspeople as they are retained by us on a piece-by-piece basis and are compensated as a contractor for that particular piece of jewelry created by them.  These contractors may contract themselves to other companies as well as us.  We have no exclusivity rights over these contractors.  That being said, we have used some of our craftspeople since our subsidiary’s inception in July 1984.  In addition to the craftspeople that we regularly use, we are aware of numerous others who are equally talented and available in the event our regular craftspeople become unable or unwilling to assist us with any particular piece of jewelry.

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

Our prices are generally set based upon the cost of the stone, the cost of the precious metals, the cost of the contract craftsperson’s labor and thereafter a general mark-up.

We are currently dependent on two customers:  Montecristo Jewellers, Ltd., a related party, and Sorgentone, Inc.  Through our subsidiary, we have provided jewelry products to Montecristo for approximately eleven years and to Sorgentone for approximately three years.  Sales to these two customers aggregated 100% of our total sales for the years ended December 31, 2005 and 2004.  For the years ended December 31, 2005 and December 31, 2004, one customer, Montecristo Jewellers, Ltd., a related party, accounted for 98% and 76% of the sales respectively.  In this stage of our development, we have only attracted the interest of two clients for whom we manufacture jewelry.  Our intention in the near future is to expand our client base such that we are no longer dependent on these two customers.  If we are successful in expanding our client base beyond these two customers, the concerns related to losing one of these customers will be diminished.

We do not currently have any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts at this time.

Financing

In July 2000, upon our incorporation, we issued 20,000 of our common shares to Mr. George Polyhronopoulos pursuant to Rule 506 of Regulation D at the cost of $0.001 per common share.  This issuance was compensation for services provided by Mr. Polyhronopoulos which included incorporating the Company and acting as our first Director and holding the positions of President, Secretary and Treasurer.   Between September 15, 2000 and January 31, 2001, pursuant to Rule 504 of Regulation D, we received subscription agreements from certain investors to purchase an aggregate of 12,300,000 of our common shares, at a purchase price of either $0.001 or $0.50 per common share for total gross proceeds to us of $62,200.  On or about March 1, 2003, the Company authorized the cancellation of all shares issued pursuant to this offering and refunded all the money received pursuant thereto.  This cancellation and refund resulted from misplaced source documents and records which prevented us from being able to properly confirm that all shares subscribed for were properly paid for.  As a result, we decided that it was in the best interests of the Company and the shareholders to refund all the subscription proceeds and to start again.  Between April 1, 2003 and June 30, 2003, pursuant to Regulation S, the Company received and accepted subscription agreements from certain investors to purchase an aggregate of 13,200,000 of our common shares, at a purchase price of $0.001 per common share for total gross proceeds to us of $13,200.

Marketing and Promotion Strategy

To date, our marketing efforts have consisted of word-of-mouth advertising.  In the future, we intend to attract additional customers through existing relationships, trade shows, product presentations and/or advertising in trade publications.  We intend to create a portfolio of designs that we have manufactured to date and may include some designs that demonstrate our craftsperson’s manufacturing capabilities.  Once this is created, we intend to use it in our marketing efforts.  We are also considering the establishment of a website to which customers may be referred to view our capabilities and through which customers may be able to interact with us in respect to the selection of the stones to be used in the pieces and in the design process.

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

To date, we have not expended any resources on research and development activities as Mr. Webb came to us with a wealth of knowledge from his previous employment activities.  We rely on his expertise at this time for all decisions related to the operation of the Company’s business.  As such, we have not passed any research and development costs onto our customers through “mark-ups” on our products.

Competition

The manufacture and distribution of jewelry products is a highly competitive industry.  We compete with major domestic and international companies, many of which have significantly greater financial, technical, marketing and human resources than we have.  While we believe that the individual treatment and interaction with our customers provides us with a competitive edge over mass manufacturers in certain markets.  By custom designing products for our customers, we are able to produce one-of-a-kind pieces of jewelry that the customer knows to be unique.  Many retailers merely offer mass produced, machine made items in which the end user can have no input in the design or the choice of materials used.  We cater to a specialized clientele that the mass manufacturers cannot.

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

Regulatory Background

Our operations may be subject to government regulation.  Recent discoveries since the late 1960’s of diamond deposits in foreign countries, such as Russia and Israel, including the well known diamond deposits located in India, South Africa and Belgium, have exposed the diamond and precious stone industry to increased foreign government regulation regarding mining and production of diamonds.  The exploration and mining of diamond deposits include laws and regulations with respect to safety and environmental concerns.  In addition, because of the nature of the industry, many foreign countries have imposed regulations regarding the marketing of diamonds, which include laws focusing on increased security and black markets.  Such regulations and legislation, if increased or adversely changed by foreign governments, may adversely affect the availability, demand or price of diamonds and thus our business operations.

In Canada, we are not subject to any municipal, provincial or national regulations other than those normally applicable to small businesses.  That is, we are required to maintain a business license in any and all jurisdictions in which we operate.  Presently, we operate only in Vancouver, British Columbia and as such maintain a business license there.

Item 2.  Description of Property

The Company leases office space located at Suite 314 – 837 West Hastings Street, Vancouver, British Columbia, Canada, V6C 3N6, telephone: 604.684.6412 from CMMG Finance Inc., a company controlled and owned by Mr. Pasquale Cusano, who is also the beneficial owner of Montecristo Jewelers Ltd., and Nuvo Magazine Ltd., a beneficial stockholder of the Company.  In October 2003, the Company renewed the lease which now expires in September 2006 and requires monthly lease payments of $619.  Included in accounts payable at December 31, 2005 and at December 31, 2004, was $6,608 and $2,312, respectively, due to this related party for rent.  Remaining minimum lease payments under the renewed lease are $5,571 through its expiration in 2006.  It is expected that these facilities will be sufficient for our purposes for the foreseeable future.

Item 3.  Legal Proceedings

The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

Item 4.  Submission of matters to a Vote of Security Holders.

There  was  no  matter  submitted during the fourth quarter of fiscal year ended December  31,  2005,  to a vote of security holders, through the solicitation of proxies  or  otherwise.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

Market Information

On January 30, 2006, our common stock was approved by the National Association of Securities Dealers for public trading on its Over-the-Counter Bulletin Board Service under the symbol “VEQI”.

The following table sets forth the high and low bid information for our common stock for each quarter within the last fiscal year during which our stock was traded. Prior to January 30, 2006, there was no active market for the stock.

QUARTER ENDED MARCH 31, 2006

                                      HIGH       LOW
March 31, 2006          $   0.00      $   0.00

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

There are outstanding 13,220,000 shares as of April 14, 2006.  Holders of 9,555,000 of our common shares are able to sell their shares without restriction.  The remaining shareholders are also be able to sell their shares totaling 3,665,000 by meeting the resale requirements for an affiliate pursuant to Rule 144.

Since its inception, no dividends have been paid on Vita Equity, Inc.’s common stock.  Vita Equity, Inc. intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

At  December 31,  2005,  there  were  27 shareholders  of  record  holding Vita Equity, Inc. common  stock.

Item 6.  Management Discussion and Analysis or Plan of Operation

Overview

In their report in connection with our 2005 financial statements, our auditors included an explanatory paragraph stating that, although the Company had generated earnings for the year ended December 31, 2005, 98% of the Company’s sales for 2005 are to one customer, a related party and as of December 31, 2005, we had an accumulated deficit of $14,400.  These matters raise substantial doubt about the

Company’s ability to continue as a going concern.  Management’s plan is to attempt to raise additional capital until such time the Company is able to generate sufficient operating revenue.  In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations.

For the fiscal year ended December 31, 2005, we realized a gross profit of $144,132 and a net profit of $44,573 compared with the fiscal year ended December 31, 2004 wherein we realized a gross profit of $56,396 but suffered a net loss of $4,159.

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

Our operating expenses are classified into seven categories:

-         Professional Fees
-         Management Salaries
-         Rent
-         Consulting Fees
-         Agent and Transfer Fees
-         Office
-         Bank Charges and Interest

The fiscal years ended December 31, 2005 and December 31, 2004

Professional Fees amounted to $54,532 and $41,980 for our fiscal years ended December 31, 2005 and December 31, 2004 respectively. For the year ended December 31, 2005, our legal fees amounted to $7,370, our audit fees amounted to $34,100 and our accounting fees amounted to $13,062. For the year ended December 31, 2004, our legal fees amounted to $12,320, our audit fees amounted to $25,922 and our accounting fees amounted to $3,738.  The increase from period to period resulted from the audit and legal expenses relating to the filing of this registration statement.  In the coming periods, our legal and audit fees should both decrease.

Management Salaries amounted to $14,042 and $9,241 for our fiscal years ended December 31, 2005 and December 31, 2004 respectively.  The difference from period to period results from U.S. dollar exchange rate fluctuations.

Rent amounted to $7,434 and $6,931 for our fiscal year ended December 31, 2005 and our fiscal year ended December 31, 2004 respectively.  The difference from period to period results from U.S. dollar exchange rate fluctuations.

Consulting Fees amounted to $19,824 and $0.00 for our fiscal years ended December 31, 2005 and December 31, 2004 respectively.  These fees related to a one-time expenditure in 2005 which we did not incur in 2004.

Agent and Transfer Fees amounted to $3,135 and $2,085 for our fiscal year ended December 31, 2005 and our fiscal year ended December 31, 2004 respectively.

Office fees amounted to $100 and $0.00 for our fiscal years ended December 31, 2005 and December 31, 2004 respectively.

Bank Charges and Interest amounted to $492 and $318 for our fiscal year ended December 31, 2005 and our fiscal year ended December 31, 2004 respectively.

The fiscal years ended December 31, 2004 and December 31, 2003

Professional Fees amounted to $41,980 and$33,070 for our fiscal years ended December 31, 2004 and December 31, 2003 respectively. For the year ended December 31, 2004, our legal fees amounted to $12,320, our audit fees amounted to $25,922 and our accounting fees amounted to $3,738. For the year ended December 31, 2003, our legal fees amounted to $5,581, our audit fees amounted to $12,077 and our accounting fees amounted to $15,412. The increase from period to period resulted from the audit and legal expenses relating to the filing of a Form SB-2 registration statement in 2004. In the coming periods, our legal and audit fees should both decrease.

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

Results of Operations for the fiscal years ended December 31, 2005 and 2004

We had a net income of $44,573 for the fiscal year ended December 31, 2005 compared with a net loss of $4,159 for the year ended December 31, 2004.  The net income achieved in the current year is attributable to an increase in revenues and gross profit while maintaining operating expenses at similar levels to those incurred in 2004.  For the fiscal years ended December 31, 2004 and December 31, 2003, we had a net loss of $4,159 and $31,771 respectively.  The decrease in net loss from 2003 to 2004 is attributable to the costs incurred to establish our corporate structure, to establish bank accounts, to acquire our operating subsidiary, to pay our consulting fees and management salary, and the payment of professional fees.

In the coming year, we expect our professional fees to remain at the current levels.  Since we became a reporting issuer, we are required to file the requisite quarterly and annual reports with the Securities and Exchange Commission but expect the overall cost to be less since we are now caught up on the bookkeeping and audit.  In the event that our business activities increase in the coming year, we will require auditing procedures over a broader transaction base that may increase the cost of our audits.    We estimate our professional fees to be approximately $50,000 per year.

Our Management Salaries increased from the fiscal year ended December 31, 2004 to the fiscal year ended December 31, 2005 because of US dollar exchange rate fluctuations. We do not expect any further period-to-period changes in our Management Salaries as no additional increase in salary has been authorized and none is expected.  We expect our Management Salaries to remain at the same level in the coming year.

We do not expect our Rent to increase over the next year and expect it to remain at its current level.  There was a slight increase from the fiscal year ended December 31, 2004 to the fiscal year ended December 31, 2005 primarily due to the US dollar exchange rate fluctuations.

We incurred a one-time consulting fee in 2005 but do not expect to incur any consulting fees in the coming year.  The reason is that the consulting fees included in our expenses in 2005 were the result of a one-time payment made to a consultant who assisted us in obtaining out trading symbol on the National Association of Securities Dealer’s Over-The-Counter Bulletin Board Service.  No further expenditures have been authorized and none are expected.

We expect our Agent and Transfer Fees to decrease in the coming year as the issuance of stock in our fiscal year ended December 31, 2005 was a one-time event.  We expect the fees to drop back to the $500 range as we are not planning to incorporate any new companies nor are we expecting to issue any substantial number of additional share certificates.  We simply need to maintain our current corporate structure.  Any increase in this area will be the result of US dollar exchange rate fluctuations.

We expect our bank charges to increase over the next year because we expect our business to increase resulting in an increase of transactions through our bank accounts on which appropriate service charges will be applied.  We anticipate our Bank and Interest charges to be approximately $500.

Sales to two customers aggregated 100% of our total sales for the years ended December 31, 2005 and 2004.  For the years ended December 31, 2005 and December 31, 2004, one customer, a related party, accounted for 98% and 76% of the sales respectively.  For the years ended December 31, 2004 and 2003, one customer, a related party, accounted for 76% and 82% of the sales respectively.

Our sales fluctuate from period-to-period a great deal.  The reason for this is that we are dependent on two customers and the manner in which they solicit our business.  Their requests for creations can come all at once or through the year.  We have no control over the periods in which our customers order product from us but we generally expect the bulk of our sale to occur in the latter part of each calendar year in conjunction with the holiday season.

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

Plan of operations

In their report in connection with our 2005 financial statements, our auditors included an explanatory paragraph stating that, although the Company had generated earnings for the year ended December 31, 2005, 98% of the Company’s sales for 2005 are to one customer, a related party and as of December 31, 2005, we had an accumulated deficit of $14,400.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan is to attempt to raise additional capital until such time the Company is able to generate sufficient operating revenue.  In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations.

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

Based on our current cash on hand, current accounts receivables, current revenue levels, and our current and anticipated expenditures, we will require approximately $55,000 to maintain our operations for the next twelve months.  We expect to realize this amount from our current accounts receivable and from future sales.

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

Significant Accounting Policies

Revenue recognition

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

In May 2005, the FASB issued Statement No. 154 (“SFAS 154”) “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change.  In the event of such impracticality, SFAS 154 provides for other means of application.  In the event the Company changes accounting principles, it will evaluate the impact of SFAS 154.

FORWARD  LOOKING  STATEMENTS

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

Item 7.  Financial  Statements

VITA EQUITY INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

VITA EQUITY INC. AND SUBSIDIARY

CONTENTS

PAGE       1          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE       2          CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2005 AND 2004

PAGE       3          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
                              INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

PAGE       4          CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
                             (DEFICIENCY) FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

PAGE       5          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                             DECEMBER 31, 2005 AND 2004

PAGE     6-10       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,
                             2005 AND 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vita Equity Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Vita Equity Inc. and Subsidiary as of December 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficiency) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vita Equity Inc. and Subsidiary as at December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, although the Company had generated earnings for the year ended December 31, 2005, 98% of the Company’s sales for 2005 are to one customer, a related party and as of December 31, 2005 it had an accumulated deficit of $14,400.  These matters raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.

Los Angeles, California
March 27, 2006

VITA EQUITY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2005

		2004

CURRENT ASSETS

Cash	$7,684	$797
Accounts receivable:
Trade	-	101,596
Related party	361,734	108,263

Total assets	$369,418	$210,656
	============	============

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES

Accounts payable	$344,274	$231,933
Due to stockholder

	17,441

		16,624

Total liabilities

	361,715

		248,557

COMMITMENTS AND CONTINGENCIES

	-

		-

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock, $.001 par value, 50,000,000 shares

authorized, 13,220,000 shares issued

and outstanding at December 31, 2005 and 2004,

respectively

	13,220

		13,220
Deficit

	(14,400)

		(58,973)
Accumulated other comprehensive income

	8,883

		7,852

Total stockholders’ equity (deficiency)

	7,703

		(37,901)

Total liabilities and stockholders’ equity (deficiency)	$369,418	$210,656

	============

		============

See accompanying notes to consolidated financial statements.

VITA EQUITY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	December 31,	December 31,
	2005	2004

REVENUES:
Trade	$ 17,561	$ 88,065
Related party	1,275,607	284,930

Total Revenue	1,293,168	372,995

COST OF SALES	(1,149,036)	(316,599)

GROSS PROFIT	144,132	56,396

OPERATING EXPENSES
Professional fees	54,532	41,980
Management salaries	14,042	9,241
Rent	7,434	6,931
Consulting	19,824	-
Agent and transfer fees	3,135	2,085
Office	100	-
Bank charges and interest	492	318

Total Operating Expenses	99,559	60,555

NET INCOME (LOSS)	$ 44,573	$ (4,159)

Other comprehensive income (loss), foreign currency translation adjustments	1,031	(770)

COMPRHENSIVE INCOME (LOSS)	$ 45,604	$ (4,929)
	===============	===============

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$ -	$ -
	===============	===============

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	13,220,000	13,220,000
	===============	===============

See accompanying notes to consolidated financial statements.

VITA EQUITY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE YEAR ENDED DECEMBER 31, 2005

	Common Stock Shares Amount		Deficit	Accumulated Other Comprehensive Income	Total

BALANCE, JANUARY 1, 2004	13,220,000	$13,220	$(54,814)	$8,622	$(32,972)

Foreign currency translation adjustment	-	-	-	(770)	(770)

Net loss	-	-	(4,159)	-	(4,159)

BALANCE, DECEMBER 31, 2004	13,220,000	$13,220	$(58,973)	$7,852	$(37,901)

Foreign currency translation gain	-	-	-	1,031	1,031

Net income	-	-	44,573	-	44,573

BALANCE, DECEMBER 31, 2005	13,220,000	$13,220	$(14,400)	$8,883	$7,703
	==========	========	==========	==========	==========

See accompanying notes to consolidated financial statements.

VITA EQUITY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005AND 2004

	December 31,	December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 44,573	$ (4,159)
Changes in operating assets and liabilities:
Accounts receivable:
Trade	101,596	(101,596)
Related party	(253,471)	(108,263)
Accounts payable	112,341	208,395
Deposit payable, related party	-	(9,286)

Net cash provided by (used in) operating activities	5,039	(14,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to stockholder	817	15,336

Effect of exchange rate changes	1,031	(770)

NET INCREASE (DECREASE) IN CASH	6,887	(343)

CASH, BEGINNING OF YEAR	797	1,140

CASH, END OF YEAR	$ 7,684	$ 797
	=============	=============

See accompanying notes to consolidated financial statements.

VITA EQUITY INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

NOTE 1          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Going concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  Although the Company had generated earnings for the year ended December 31, 2005, 98% of the Company’s sales for 2005 are to one customer, a related party and as of December 31, 2005 it had an accumulated deficit of $14,400.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan is to attempt to raise additional capital until such time the Company is able to generate sufficient operating revenue.  In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations.  Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern.

Principles of consolidation

The consolidated financial statements include the accounts and operations of Vita Equity Inc. and its wholly owned subsidiary Vita Equity Inc. (Canada).  Intercompany accounts and transactions have been eliminated in consolidation.

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
AS OF DECEMBER 31, 2005 AND 2004

Accounts receivable

The Company grants credit to its customers and performs ongoing credit evaluation.  The Company generally does not require collateral or charge interest.

The Company establishes an allowance for doubtful accounts on a case-by-case basis when it believes the required payment of specific amounts owed is unlikely to occur after a review of historical collection experience, subsequent collections and management’s evaluation of existing economic conditions.

As of December 31, 2005, 100% of the company’s accounts receivable were from Montecristo Jewelers Ltd., a related party.

Revenue recognition

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

Financial instruments and certain concentrations

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable and due to stockholder at December 31, 2005 approximates their fair values due to the short-term nature of these instruments.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts.  Sales to two Canadian customers represented 100% of the Company’s total sales for the years ended December 31, 2005 and 2004.  For the years ended December 31, 2005 and 2004, sales to Montecristo Jewelers Ltd., a related party, accounted for 98% and 76% of the sales, respectively (see Note 2).

The Company purchases all of its precious metals from one vendor and its precious stones from various suppliers.  Material precious metals purchased from one vendor aggregated   62% and 9% of the Company’s total merchandise purchases for the years ended December 31, 2005 and 2004, respectively.

VITA EQUITY INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

Earnings (loss) per common share

Net income (loss) per common share (basic and diluted) is based on the net income (loss) divided by the weighted average number of common shares outstanding during each year. Basic and diluted earnings per share are the same balance.  The Company does not have any common stock equivalents.

Foreign currency translation

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

Comprehensive income (loss)

The foreign currency translation gains and losses resulting from the translation of the consolidated financial statements of the Company and its subsidiary expressed in Canadian dollars to United States dollars are reported as Accumulated Other Comprehensive Income (Loss) in the accompanying Consolidated Statements of Stockholders’ Equity (Deficiency).

Other comprehensive income (loss) was $1,031 and $(770) for the years ended December 31, 2005 and 2004, respectively.

Shipping and Handling Cost

All shipping and handling costs related to sales to customers are expensed as incurred and charged to Operating expenses.

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

VITA EQUITY INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

Recent accounting pronouncements

In May 2005, the FASB issued Statement No. 154 (“SFAS 154”) “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change.  In the event of such impracticality, SPAS 154 provides for other means of application.  In the event the Company changes accounting principles, it will evaluate the impact of SFAS 154.

NOTE 2          RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Sales	$ 1,275,607	$ 284,930
Rent	$ 7,434	$ 6,931

Related party sales represent sales to Montecristo Jewelers Ltd., a Canadian company owned by a beneficial stockholder of the Company.  At December 31, 2005, $361,734 was due from this related party for sales on account.

The Company leases office space from CMMG Finance Inc., a company controlled and owned by Mr. Pasquale Cusano, who is also the beneficial owner of Montecristo Jewelers Ltd., and Nuvo Magazine Ltd., a beneficial stockholder of the Company.  In October 2003, the Company renewed the lease which now expires in September 2006 and requires monthly lease payments of $619.  Included in accounts payable at December 31, 2005 and at December 31, 2004, was $6,608 and $2,312, respectively, due to this related party for rent.  Remaining minimum lease payments under the renewed lease are $5,571 through its expiration in 2006.

Due to stockholder at December 31, 2005 and 2004 totaled $17,442 and $16,624 respectively, are non-interest bearing, with no fixed maturity date.

VITA EQUITY INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

NOTE 3          STOCKHOLDERS’ DEFICIENCY

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

NOTE 4          INCOME TAXES

Significant components of the Company’s deferred income tax assets at December 31, 2005 and December 31, 2004 are as follows:

	December 31	December 31,
	2005	2004

Deferred income tax asset:
Net operating loss carry forward	$ 193	$ 13,704
Valuation allowance	(193)	(13,704)

Net deferred income tax asset	$ -	$ -
	============	============

The Company, based upon its history of losses and management’s assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

VITA EQUITY INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

NOTE 4          INCOME TAXES

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Tax expense at the U.S. statutory income tax rate	34.0%	(34.0%)
(Utilization of) Increase in the valuation allowance	(34.0)	34.0
Effective income tax rate	-	-

Net operating loss carry forwards from U.S. operations totaling approximately $544 federal at December 31, 2005 are being carried forward.  The net operating loss carry forwards expire at various dates through 2024 for federal purposes.

Item 8:  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A:  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, Mr. Dwight Webb. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B:  Other Information

None

PART III

Item 9.  Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our executive officers and directors and their respective ages as of April 15, 2005 are as follows:

Directors:

Name                                         Age

Dwight Webb                             55
Michael Hu                                 41

Executive Officers:

Name                                         Age                     Title

Dwight Webb                             55                     President, Chief Executive Officer,
                                                                            Principle Financial Officer and Chair

Mauro Baessato                         52                      Secretary and Treasurer

The following sets out certain biographical information in respect of the above named individuals.

Dwight Webb

Mr. Webb was appointed to the Board of Directors in August 2000 to serve for a term of one year.  Mr. Webb was re-appointed for additional one-year terms in each of August 2001, 2002, 2003, 2004 and 2005.  Mr. Webb was also appointed to the positions of President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer in August 2000 and continues to hold these positions to the present.  Mr. Webb brings over twenty-eight years of direct jewelry experience to the Company.  From approximately May, 1995 to January 1, 2003, Mr. Webb was employed by Montecristo Jewellers, Ltd.. in Vancouver, British Columbia, Canada as a salesperson, primarily responsible for assisting clients in designing custom jewelry items as well as assisting clients in selecting the appropriate loose gems and metals from which the custom piece would be made.  From approximately September of 1992 to April 2003, Mr. Webb was employed by Jem Software Systems located in Surrey, British Columbia, Canada.  Mr. Webb was the Vertical Sales Marketer.  From 1972 to 1992, Mr. Webb was employed by Peoples Jewellers Ltd., as its British Columbia Area Manager which placed him in charge of approximately 13 stores and over 100 employees in the Province of British Columbia.

In addition to Mr. Webb’s extensive business experience, he successfully completed the Graduate Jeweller degree from the Canadian Jewellers Association.

Michael Hu

Mr. Hu was appointed to the Board in January 2001 to serve for a term of one year.  Mr. Hu was re-appointed for additional one-year terms in each of January 2002, 2003, 2004 and 2005.  Mr. Hu brings over twenty years of entrepreneurial experience to the Company.  Since approximately 1994, Mr. Hu has been employed by Ballyhigh Holdings, Ltd., a British Columbia, Canada corporation that is in the business of operating, managing and consulting to restaurants.  During his years with Ballyhigh, it has owned the Imperial Chinese Restaurant, the Meridian restaurant and the Dynasty restaurant, all of which are located in British Columbia, Canada.  In addition, Ballyhigh has provided management and consulting services for two other local restaurants.  Mr. Hu is the beverage manager for Ballyhigh and his responsibilities range from new restaurant/bar design to wine list design and selection to pricing strategies to purchasing and inventory controls to management of employees to staff training to equipment purchasing and maintenance and to management of overall restaurant/bar operations.  Mr. Hu’s overall goal is to increase efficiency and profitability for the restaurants/bars with whom Ballyhigh is associated.  From February 1999, to May 2004, Mr. Hu was a Director of Tasker Capital Corp, a fully reporting company to the Securities Exchange Commission, which was in the business of resource property acquisition and exploration.  Recently, Tasker Capital Corp. has been transformed into a company distributing a breath refreshment drink.

Mauro Baessato

Mr. Baessato was appointed to the positions of Director, Secretary and Treasurer in August 2000, Mr. Baessato resigned from the position of Director in April 2003 but remains the treasurer and secretary for the Company.  From January 2001 to the present, Mr. Baessato has been employed as the secretary for Tryx Ventures Corp., a British Columbia corporation involved in the exploration of resource properties.  From November 1999 to March 2001, he was a Personal Banker for the Canadian Imperial Bank of Commerce in Vancouver, British Columbia.  From August 1997 to November 1999, Mr. Baessato was the Internet Consultant for the Italian Chamber of Commerce in Vancouver, British Columbia and from 1994 to 1996, he held the position of Assistant Editor for L’Eco D’Italia newspaper in Vancouver, British Columbia.

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

Significant Employees

We have no significant employees other than Dwight Webb.

Section 16(a) Beneficial Ownership Reporting Compliance

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

Annual Compensation Table

                             Annual Compensation          Long Term Compensation
                                                                         Other                                                           All
                                                                         Annual                                                         Other
                                                                         Com-                                                           Com-
                                                                          pen-      Restricted                                       pen-
                               Fiscal                                  sa-        Stock           Options/  LTIP            sa-
Name       Title         Year         Salary    Bonus   tion      Awarded     SARs*(#)payouts($)     tion

Dwight    Pres,  2002-2003     $7,135       0          0               0            0          0                   0
Webb(1)  and   2003-2004     $9,241       0          0               0            0          0                   0
                Dir.   2004-2005   $15,042       0          0               0            0          0                   0

Michael   Dir     2002-2003        0             0          0               0            0          0                   0
Hu  (1)              2003-2004        0             0          0               0            0          0                   0
                         2004-2005        0             0          0               0            0          0                   0

Mauro     Sec    2002-2003        0             0           0              0             0          0           $2,497 (2)
Baessato  (1)     2003-2004        0             0           0              0             0          0                 0
                         2004-2005        0             0           0              0             0          0                 0

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

We do not have an audit committee, nor do we have a compensation committee.  We anticipate forming these committees at our next Board of Directors’ meeting.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 14, 2006, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

                                                           AMOUNT AND NATURE          PERCENT OF
                                                           OF BENEFICIAL SHARES        OUTSTANDING
            NAME                                   OWNED(1)                                  OWNERSHIP(2)

Dwight Webb                                        1,500,000 common shares                11.3%
Michael Hu                                           --------                                               0.0%
Mauro Baessato                                    --------                                              0.0%
Stuart McPherson                                 2,165,000 common shares                 16.4%
Officers and Directors as a Group          1,500,000 common shares                11.3%
-------------------------------

(1)         Based on 13,220,000 shares of common stock issued and outstanding as of April 14, 2006.

Item 12.  Certain Relationships and Related Transactions.

Related party transactions consist of the following:

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Sales	$ 1,275,607	$ 284,930
Rent	$ 7,434	$ 6,931

Related party sales represent sales to Montecristo Jewelers Ltd., a company owned by a beneficial stockholder of the Company.  At December 31, 2005, $361,734 was due from this related party for sales on account.

The Company leases office space from CMMG Finance Inc., a company controlled and owned by Mr. Pasquale Cusano, who is also the beneficial owner of Montecristo Jewelers Ltd., and Nuvo Magazine Ltd., a beneficial stockholder of the Company.  In October 2003, the Company renewed the lease which now expires in September 2006 and requires monthly lease payments of $619.  Included in accounts payable at December 31, 2005 and at December 31, 2004, was $6,608 and $2,312, respectively, due to this related party for rent.  Remaining minimum lease payments under the renewed lease are $5,571 through its expiration in 2006.

Due to stockholder at December 31, 2005 and 2004 totaled $17,441 and $16,624 respectively, are non-interest bearing, with no fixed maturity date.

PART IV

Item 13.  Exhibits  and  Reports  on  Form  8-K

Exhibits

EXHIBIT
NUMBER        DESCRIPTION

3.1                    Articles  of  Incorporation  (1)
3.2                    By-Laws(1)
10.1                  Assignment and Assumption Agreement  (1)
10.2                  Declaration of Trust  (1)
14.1                  Code of Ethics
31.1                  Certification of Principal Executive Officer and Principal Financial Officer
                          pursuant to Securities  Exchange Act rules 13a- and  15d-15(c)  as  adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
32.1                   Certification  of  Principal Executive Officer pursuant  to  18  U.S.C. section
                          1350, as adopted  pursuant  to  section  906  of the Sarbanes-Oxley act of 2002.
---------------------------------------------------------------------------------------
(1)  Previously  filed  as an exhibit to the Company's Form SB-2, as amended, on September 21, 2004.

Reports  on  Form  8-K

None

Item 14.  Principal Accountant Fees and Services

AUDIT  FEES

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2004 was $25,992 and for the fiscal year ended December 31, 2005 was $34,100.

AUDIT-RELATED  FEES

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial  statements.

TAX  FEES

The  aggregate  fees  billed  by  our auditors for professional services for tax compliance,  tax  advice,  and  tax planning were $0 and $0 for the fiscal years ended  December  31,  2004  and  2005.

ALL  OTHER  FEES

The aggregate fees billed by our auditors for all other non-audit services, such as  attending  meetings  and  other  miscellaneous financial consulting, for the fiscal  years  ended  December  31,  2004  and  2005  were $0.00 and $0.00 respectively.

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

                                                                                VITA EQUITY, INC.

                                                                                By:  /s/ Dwight Webb
                                                                                     Dwight Webb, President

                                                                                Date:  April 14, 2006

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
                                                                                   Director
                                                                                   Principal Executive Officer
                                                                                   Principal Financial Officer
                                                                                   Principal Accounting Officer
                                                                                   April 14, 2006

                                                                                   /s/ Michael Hu
                                                                                   Michael Hu
                                                                                   Director
                                                                                   April 14, 2006

                                                                                   /s/ Mauro Baessato
                                                                                   Mauro Baessato
                                                                                   Secretary
                                                                                   April 14, 2006