Form 10QSB
period 2006-03-31
VITA EQUITY INC
filed 2006-05-22
CIK 1125918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]       QUARTLERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2006

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
13,220,000 shares of common stock outstanding as of May19 2006

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

i

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION.....……………………........................…..…............1

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......………...2
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
               OPERATION....…………………………………………………………...…..13
ITEM 3. CONTROLS AND PROCEDURES............……………....................…..…….16

PART II -- OTHER INFORMATION........…………………………............................…....…17

ITEM 1. LEGAL PROCEEDINGS........................................……..…………...…......…17
ITEM 2. CHANGES IN SECURITIES..............................……………………......….....17
ITEM 3. DEFAULTS UPON SENIOR SECURITIES......…………......................…......17
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY

EXHIBIT 31.2 - CERTIFICATIONS.........................................………………….….…20
EXHIBIT 32.4 - CERTIFICATIONS..........................................…………………..…...22

ii

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

Our unaudited financial statements included in this Form 10-QSB is as follows:

  Condensed Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and December 31, 2005;
  Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2006 and 2005 (Unaudited);
  Condensed Consolidated Statement of Stockholders’ Equity for the Three months ended March 31, 2006 (Unaudited);
  Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (Unaudited); and
  Notes to Condensed Consolidated Financial Statements as of March 31, 2006 (Unaudited).

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2006 are not necessarily indicative of the results that can be expected for the full year.

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 (UNAUDITED)

VITA EQUITY INC. AND SUBSIDIARY

CONTENTS

PAGE       1               CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2006
                                  (UNAUDITED) AND DECEMBER 31, 2005

PAGE       2               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED
                                  MARCH 31, 2006 AND 2005 (UNAUDITED)

PAGE       3               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
                                  FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

PAGE       4               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                                  THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

PAGE       5-9           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
                                 MARCH 31, 2006 (UNAUDITED)

VITA EQUITY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,
	2006	December 31,
	(unaudited)

		2005

CURRENT ASSETS

Cash	$12,899	$7,684
Accounts receivable, related party	463,589	361,734

Total assets	$476,488	$369,418
	============	============

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$449,506	$344,274
Income tax payable

	936

		-

Total current liabilities

	450,442

		344,274

Due to stockholder

	17,441

		17,441

Total liabilities

	467,883

		361,715

COMMITMENTS AND CONTINGENCIES

	-

		-

STOCKHOLDERS’ EQUITY

Common stock, $.001 par value, 50,000,000 shares

authorized, 13,220,000 shares issued

and outstanding at March 31, 2006 and December 31, 2005,

respectively

	13,220

		13,220
Deficit

	(13,272)

		(14,400)
Accumulated other comprehensive income

	8,657

		8,883

Total stockholders’ equity

	8,605

		7,703

Total liabilities and stockholders’ equity	$476,488	$369,418

	============

		============

See accompanying notes to condensed consolidated financial statements.

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED
MARCH 31, 2006 AND 2005 (UNAUDITED)

	Three months ended:
	March 31,	March 31,
	2006	2005

REVENUES:
Trade	$ -	$ 17,338
Related party	320,467	267,566

Total Revenue	320,467	284,904

COST OF SALES	(303,785)	(236,295)

GROSS PROFIT	16,682	48,609

OPERATING EXPENSES
Professional fees	3,044	2,039
Consulting	4,331	-
Management salaries	5,198	2,446
Rent	1,949	1,835
Agent and transfer fees	-	1,118
Bank charges and interest	96	58

Total Operating Expenses	14,618	7,496

Income before provision for income taxes	$ 2,064	$ 41,113

Provision for income taxes	936	1,321

NET INCOME	1,128	39,792

Other comprehensive income (loss), foreign currency translation adjustments	(226)	586

COMPREHENSIVE INCOME	$ 902	$ 40,378
	===============	===============

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$ -	$ -
	===============	===============

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	13,220,000	13,220,000
	===============	===============

See accompanying notes to condensed consolidated financial statements.

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

	Common Stock Shares Amount		Deficit	Accumulated Other Comprehensive Income	Total

BALANCE, JANUARY 1, 2006	13,220,000	$13,220	$(14,400)	$8,883	$7,703

Foreign currency translation loss	-	-	-	(226)	(226)

Net income	-	-	1,128	-	1,128

BALANCE, MARCH 31, 2006	13,220,000	$13,220	$(13,272)	$8,657	$8,605
	===========	==========	===========	===========	===========

See accompanying notes to condensed consolidated financial statements.

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

	Three months ended:
	March 31,	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,128	$ 39,792
Changes in operating assets and liabilities:
Accounts receivable:
Trade	-	101,596
Related party	(101,855)	(261,651)
Accounts payable	105,232	114,031
Income taxes payable	936	1,321

Net cash provided by (used in) operating activities	5,441	(4,911)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to stockholder	-	817
Bank overdraft	-	2,711

Net cash provided by financing activities	-	3,528

Effect of exchange rate changes	(226)	586

NET INCREASE (DECREASE) IN CASH	5,215	(797)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,684	797

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 12,899	$ -
	=============	=============

See accompanying notes to condensed consolidated financial statements.

VITA EQUITY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 (UNAUDITED)

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

Going concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  Although the Company had generated earnings for the three months ended March 31, 2006, 100% of the Company’s sales for 2006 are to one customer, a related party, and as of March 31, 2006 the Company had an accumulated deficit of $13,272.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan is to attempt to raise additional capital until such time the Company is able to generate sufficient operating revenue.  In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations.  Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern.

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
AS OF MARCH 31, 2006 (UNAUDITED)

Accounts receivable

The Company grants credit to its customers and performs ongoing credit evaluation.  The Company generally does not require collateral or charge interest.

The Company establishes an allowance for doubtful accounts on a case-by-case basis when it believes the required payment of specific amounts owed is unlikely to occur after a review of historical collection experience subsequent collections and management’s evaluation of existing economic conditions.

As of March 31, 2006, 100% of the Company’s accounts receivable was from Montecristo Jewelers Ltd. a related party.

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

Financial instruments and certain concentrations

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable and due to stockholder at March 31, 2006 approximates their fair values due to the short-term nature of these instruments.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts.  Sales to one Canadian customer represented 100% of the Company’s total sales for the three months ended March 31, 2006 and two Canadian customers represented 100% of the Company’s total sales for the three months ended March 31, 2005.  For the three months ended March 31, 2006 and 2005, sales to Montecristo Jewelers Ltd., a related party, accounted for 100% and 94% of the sales, respectively (see Note 2).

The Company purchases all of its precious metals from one vendor and its precious stones from various suppliers.  Material precious metals purchased from one vendor aggregated   54% and 62% of the Company’s total merchandise purchases for the three months ended March 31, 2006 and the year ended December 31, 2005, respectively.

VITA EQUITY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 (UNAUDITED)

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

Comprehensive income (loss)

The foreign currency translation gains and losses resulting from the translation of the consolidated financial statements of the Company and its subsidiary expressed in Canadian dollars to United States dollars are reported as Accumulated Other Comprehensive Income (Loss) in the accompanying Consolidated Statements of Stockholders’ Equity.

Other comprehensive income (loss) was $(226) and $586 for the three months ended March 31, 2006 and 2005, respectively.

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
AS OF MARCH 31, 2006 (UNAUDITED)

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

NOTE 2          RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

Three Months Ended
	March 31,	March 31,
	2006	2005

Sales	$ 320,467	$ 267,566
Rent	$ 1,949	$ 1,835

Related party sales represent sales to Montecristo Jewelers Ltd., a Canadian company owned by a beneficial stockholder of the Company.  At March 31, 2006, $463,589 was due from this related party for sales on account.

The Company leases office space from CMMG Finance Inc., a company controlled and owned by Mr. Pasquale Cusano, who is also the beneficial owner of Montecristo Jewelers Ltd., and Nuvo Magazine Ltd., a beneficial stockholder of the Company.  In October 2003, the Company renewed the lease which now expires in September 2006 and requires monthly lease payments of $650.  Included in accounts payable at March 31, 2006 and at December 31, 2005, was $8,782 and $6,608, respectively, due to this related party for rent.  Remaining minimum lease payments under the renewed lease are $3,622 through its expiration in 2006.

Due to stockholder at March 31, 2006 and December 31, 2005 totaled $17,441 and $17,441 respectively, are non-interest bearing, with no fixed maturity date.

VITA EQUITY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 (UNAUDITED)

NOTE 3          INCOME TAXES

Significant components of the Company’s deferred income tax assets at March 31, 2006 and December 31, 2005 are as follows:

	March 31	December 31,
	2006	2005

Deferred income tax asset:
Net operating loss carry forward	$ 490	$ 193
Valuation allowance	(490)	(193)

Net deferred income tax asset	$ -	$ -
	============	============

The Company, based upon its history of losses and management’s assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Three Months Ended
	March 31,	March 31,
	2006	2005

Tax expense at the U.S. statutory income tax rate	34.0%	(34.0%)
(Utilization of) Increase in the valuation allowance	(34.0)	34.0
Effective income tax rate	-	-

Net operating loss carry forwards from U.S. operations totaling approximately $1,440 federal at March 31, 2006 are being carried forward.  The net operating loss carry forwards expire at various dates through 2024 for federal purposes.

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

Result of Operations

For the three-month period ended March 31, 2006, our total revenue was $320,467 and for the three-month period ended March 31, 2005, our total revenue was $284,904. Revenue increased by $35,563 or 12% as a result of our marketing efforts with our existing clients.

Related party sales amounted to $320,467 and $267,566 for the three-month periods ended March 31, 2006 and March 31, 2005 respectively.  These sales were made to Montecristo Jewelers Ltd., a company owned by a beneficial stockholder of the Company.

Our cost of sales for the three-month period ended March 31, 2006 was $303,785 and for the three-month period ended March 31, 2005, our cost of sales was $236,295.

Our gross profit for the three-month period ended March 31, 2006 and for the three-month period ended March 31, 2005 was $16,682 or 5.2% and $48,609 or 17%, respectively.  The decrease in gross profit was a result of an increase in labor costs and an increase in the cost of raw materials during the three-month period ended March 31, 2006.

Total operating expenses were $14,618 and $7,496 for the three-month period ended March 31, 2006 and the three-month period ended March 31, 2005 respectively.  Our operating expenses are made up of professional fees paid to accountants, auditors and legal representatives, consulting fees, management salaries, office rent, resident agent and transfer agent fees, bank charges and interest.   Increase of $7,122 or 95% in operating expenses relate to U.S. Dollar exchange rate fluctuations and to consulting fees paid in this period which did not occur in the same period in 2005.

Despite an increase in revenues, we experienced an increase in the cost of sales as a result of an increase in labor costs and an increase in the price of raw materials, specifically in gold products. We also experienced an increase in operating expenses related primarily to our corporate governance.  As a result, net income decreased to $1,128 for the three-month period ended March 31, 2006 compared to $39,792 for the three-month period ended March 31, 2005.

Liquidity and Capital Resources

As of March 31, 2006, we had cash on hand in the amount of $12,899 and accounts receivable in the amount of $463,589.  As a result, on March 31, 2006 (unaudited), we had working capital and stockholders’ equity of $8,605.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  Although the Company had generated earnings for the three months ended March 31, 2006, 100% of the Company’s sales for 2006 are to one customer, a related party, and as of March 31, 2006 the Company had an accumulated deficit of $13,272.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan is to attempt to raise additional capital until such time the Company is able to generate sufficient operating revenue.  In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations.  Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern.

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

Item 3.     Controls and Procedures.

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006.  This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), Mr. Dwight Webb.  Based upon that evaluation, the Company's CEO & CFO concluded that the Company's disclosure controls and procedures are effective.  There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.  Thus, no corrective actions with regard to significant deficiencies or material weakness were necessary.

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

                                                              Date:  May 19, 2006

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
                                                              Director
                                                              Principal Executive Officer
                                                              Principal Financial Officer
                                                              Principal Accounting Officer
                                                              May 19, 2006

                                                              /s/ Michael Hu
                                                              Michael Hu
                                                              Director
                                                              May 19, 2006

                                                              /s/ Mauro Baessato
                                                              Mauro Baessato
                                                              Secretary
                                                              May 19, 2006