Form 10QSB
period 2006-06-30
VITA EQUITY INC
filed 2006-08-14
CIK 1125918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]       QUARTLERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2006

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

13,220,000 shares of common stock outstanding as of August 15, 2006

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

i

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION.....……………………........................…..…............1

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS......................2
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATION....…………………………………………………………....…..13
ITEM 3. CONTROLS AND PROCEDURES............……………......................……….16

PART II -- OTHER INFORMATION........…………………………............................…....…17

ITEM 1. LEGAL PROCEEDINGS........................................………………….…......…17
ITEM 2. CHANGES IN SECURITIES..............................……………………......….....17
ITEM 3. DEFAULTS UPON SENIOR SECURITIES......…………......................…......17
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY

EXHIBIT 31.2 - CERTIFICATIONS.........................................……………….….…….21
EXHIBIT 32.4 - CERTIFICATIONS..........................................……………….….……23

ii

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.

Our unaudited financial statements included in this Form 10-QSB is as follows:

  Condensed Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and December 31, 2005;
  Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2006 and 2005 (Unaudited);
  Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) for the Six months ended June 30, 2006 (Unaudited);
  Condensed Consolidated Statement of Cash Flows for the Six months ended June 30, 2006 and 2005 (Unaudited); and
  Notes to Condensed Consolidated Financial Statements as of June 30, 2006 (Unaudited).

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006 (UNAUDITED)

VITA EQUITY INC. AND SUBSIDIARY

CONTENTS

PAGE       4               CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2006
                                  (UNAUDITED) AND DECEMBER 31, 2005

PAGE       5               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                  COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND SIX MONTHS
                                  ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

PAGE       6               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
                                  (DEFICIENCY) FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

PAGE       7               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
                                  MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

PAGE       8-12          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
                                  JUNE 30, 2006 (UNAUDITED)

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2006 (unaudited)
		December 31, 2005

CURRENT ASSETS

Cash	$22,178	$7,684
Accounts receivable, related party	523,332	361,734

Total Assets	$545,510	$369,418
	============	============

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES

Accounts payable	$537,040	$344,274
Income tax payable

	613

		-

Total current liabilities

	537,653

		344,274

Due to Stockholder

	17,441

		17,441

Total liabilities

	555,094

		361,715

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock, $.001 par value, 50,000,000 shares

authorized, 13,220,000 shares issued

and outstanding at June 30, 2006 and December 31, 2005,

respectively

	13,220

		13,220
Deficit

	(34,039)

		(14,400)
Accumulated other comprehensive income

	11,235

		8,883

Total stockholders’ equity (deficiency)

	(9,584)

		7,703

Total liabilities and stockholders’ equity (deficiency)	$545,510	$369,418

	============

		============

See accompanying notes to condensed consolidated financial statements.

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2006 AND 2005 (UNAUDITED)

	Three Months Ended

			Six Months Ended

	June 30,

		June 30,

			June 30,

				June 30,

	2006

		2005

			2006

				2005

REVENUES:
Trade	$-	$-	$-	$17,214
Related party	381,488	297,441	701,955	565,131

Total Revenue	381,488	297,441	701,955	582,345

COST OF SALES	(360,033)	(214,320)	(663,818)	(450,615)

GROSS PROFIT	21,455	83,121	38,137	131,730

OPERATING EXPENSES
Professional fees	18,975	12,602	22,019	14,641
Consulting	14,783	-	19,114	-
Management salaries	5,347	2,412	10,545	4,858
Rent	2,005	1,809	3,954	3,644
Agent and transfer fees	1,251	1,295	1,251	2,413
Bank charges and interest	184	139	280	197

Total Operating Expenses	42,545	18,257	57,163	25,753

Income (loss) before provision for income taxes	(21,090)	64,864	(19,026)	105,977

Provision for income taxes	323	40,745	613	42,066

NET INCOME (LOSS)	(21,413)	24,119	(19,639)	63,911

Other comprehensive income (loss), foreign currency translation adjustments	2,578	(225)	2,352	361

COMPRHENSIVE INCOME (LOSS)	$(18,835)	$23,894	$(17,287)	$64,272
	============	============	============	============
NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$-	$-	$-	$-
	============	============	============	============

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	13,220,000	13,220,000	13,220,000	13,220,000
	============	============	============	============

See accompanying notes to condensed consolidated financial statements.

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

	Common Stock Shares Amount		Deficit	Accumulated Other Comprehensive Income	Total

BALANCE, JANUARY 1, 2006	13,220,000	$13,220	$(14,400)	$8,883	$7,703

Foreign currency translation gain	-	-	-	2,352	2,352

Net loss	-	-	(19,639)	-	(19,639)

BALANCE, JUNE 30, 2006	13,220,000	$13,220	$(34,039)	$11,235	$(9,584)
	=========	========	========	==========	========

See accompanying notes to condensed consolidated financial statements.

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

	Six Months Ended:
	June 30,

		June 30,
	2006

		2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(19,639)	$63,911
Changes in operating assets and liabilities:
Accounts receivable:
Trade	-	101,596
Related party	(161,598)	(305,862)
Accounts payable	192,766	113,257
Income taxes payable	613	42,066

Net cash provided by operating activities	12,142	14,968

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to Stockholder	-	817

Net cash provided by financing activities	-	817

Effect of exchange rate changes	2,352	361

NET INCREASE IN CASH	14,494	16,146

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,684	797

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,178	$16,943
	============	============

See accompanying notes to condensed consolidated financial statements.

VITA EQUITY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006 (UNAUDITED)

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

Going concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has not generated earnings for the six months ended June 30, 2006, 100% of the Company’s sales for 2006 are to one customer, a related party, and as of June 30, 2006 the Company had an accumulated deficit of $34,039.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan is to attempt to raise additional capital until such time the Company is able to generate sufficient operating revenue.  In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations.  Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern.

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
AS OF JUNE 30, 2006 (UNAUDITED)

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

As of June 30, 2006 and December 31, 2005, 100% of the Company’s accounts receivable was from Montecristo Jewelers Ltd., a related party.

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

Financial instruments and certain concentrations

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable and due to stockholder at June 30, 2006 approximates their fair values due to the short-term nature of these instruments.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts.  Sales to one Canadian customer represented 100% of the Company’s total sales for the six months ended June 30, 2006 and two Canadian customers represented 100% of the Company’s total sales for the six months ended June 30, 2005.  For the six months ended June 30, 2006 and 2005, sales to Montecristo Jewelers Ltd., a related party, accounted for 100% and 97% of the sales, respectively (see Note 2).

The Company purchases all of its precious metals from one vendor and its precious stones from various suppliers.  Material precious metals purchased from one vendor aggregated 53% and 62% of the Company’s total merchandise purchases for the six months ended June 30, 2006 and the year ended December 31, 2005, respectively.

VITA EQUITY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006 (UNAUDITED)

Earnings (loss) per common share

Net income (loss) per common share (basic and diluted) is based on the net income (loss) divided by the weighted average number of common shares outstanding during each year. Basic and diluted earnings per share are the same balance.  The Company does not have any common stock equivalents.

Foreign currency translation

Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at period end exchange rates.  Capital accounts are translated into U.S. dollars at the acquisition date rates. Income and expense items are translated at the weighted average exchange rates for the period.  Net exchange gains or losses resulting from such translations are excluded from net income (loss) but are included in comprehensive income (loss) and accumulated in a separate component of stockholders' equity.

Comprehensive income

The foreign currency translation gains and losses resulting from the translation of the consolidated financial statements of the Company and its subsidiary expressed in Canadian dollars to United States dollars are reported as Accumulated Other Comprehensive Income (Loss) in the accompanying Consolidated Statements of Stockholders’ Equity.

Other comprehensive income was $2,352 and $361 for the six months ended June 30, 2006 and 2005, respectively.

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

VITA EQUITY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006 (UNAUDITED)

NOTE 2      RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	Three Months Ended		Six Months Ended
	June 30, 2006 (unaudited)	June 30, 2005 (unaudited)	June 30, 2006 (unaudited)	June 30, 2005 (unaudited)

Sales	$381,488	$297,441	$701,955	$565,131
Rent	$2,005	$1,809	$3,954	$3,644

Related party sales represent sales to Montecristo Jewelers Ltd., a Canadian company owned by a beneficial stockholder of the Company.  At June 30, 2006, $523,332 was due from this related party for sales on account.

The Company leases office space from CMMG Finance Inc., a company controlled and owned by Mr. Pasquale Cusano, who is also the beneficial owner of Montecristo Jewelers Ltd., and Nuvo Magazine Ltd., a beneficial stockholder of the Company.  In October 2003, the Company renewed the lease which now expires in September 2006 and requires monthly lease payments of $659.  Included in accounts payable at June 30, 2006 and at December 31, 2005, was $10,828 and $6,608, respectively, due to this related party for rent.  Remaining minimum lease payments under the renewed lease are $1,977 through its expiration in 2006.

Due to stockholder at June 30, 2006 and December 31, 2005 totaled $17,441 and $17,441 respectively, are non-interest bearing, with no fixed maturity date.

VITA EQUITY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006 (UNAUDITED)

NOTE 3      INCOME TAXES

Significant components of the Company’s deferred income tax assets at June 30, 2006 and December 31, 2005 are as follows:

	June 30	December 31,
	2006	2005

Deferred income tax asset:
Net operating loss carry forward	$ 7,330	$ 193
Valuation allowance	(7,330)	(193)

Net deferred income tax asset	$ -	$ -
	============	============

The Company, based upon its history of losses in the U.S. parent Company and management’s assessment of when these operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the U.S. net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

Reconciliation of the effective income tax rate to the U.S and Canadian statutory rates are as follows:

	Six Months Ended
	June 30,	June 30,
	2006	2005

Tax expense at the U.S. statutory income tax rate	34%	34%
(Utilization of) increase in the valuation allowance	(34%)	(34%)

Effective income tax rate	-	-
	===========	===========

Net operating loss carry forwards from U.S. operations totaling approximately $21,560 federal at June 30, 2006 are being carried forward.  The net operating loss carry forwards expire at various dates through 2024 for federal purposes.

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

Result of Operations

          For the six-month periods ended June 30, 2006 and June 30, 2005

For the six-month period ended June 30, 2006, our total revenue was $701,955 and for the six month period ended June 30, 2005 our total revenue was $582,345.  Revenue increased by $119,610 or 20.5% as a result of our marketing efforts with our existing clients.

Related party sales amounted to $701,955 and $565,131 for the six month periods ended June 30, 2006 and June 30, 2005 respectively.  These sales were made to Montecristo Jewelers Ltd., a company owned by a beneficial stockholder of the Company.

Our cost of sales for the six month period ended June 30, 2006 was $663,818 and was $450,615 for the six month period ended June 30, 2005.

Our gross profit for the six-month period ended June 30, 2006 and for the six-month period ended June 30, 2005 was $38,137 or 5.4% and $131,730 or 22.6% respectively.  The decrease in gross profit was a result of an increase in labor costs and in the cost of raw materials during the six-month period ended June 30, 2006.

Total operating expenses were $57,163 and $25,753 for the six-month periods ended June 30, 2006 and June 30, 2005 respectively.  Our operating expenses are made up of professional fees paid to accountants, auditors and legal representatives, consulting fees, management salaries, office rent, resident agent and transfer agent fees, bank charges and interest.   The increase of $31,410 or 122% in operating expenses relate to U.S. Dollar exchange rate fluctuations and to consulting fees paid in this period which did not occur in the same period in 2005.

Despite an increase in revenues, we experienced an increase in the cost of sales as a result of an increase in labor costs and an increase in the price of raw materials, specifically in gold products. We also experienced an increase in operating expenses related primarily to our corporate governance. As a result, we experienced a net loss of $19,639 for the six-month period ended June 30, 2006 compared with net income of $63,911 for the six-month period ended June 30, 2005.

          For the three-month periods ended June 30, 2005 and June 30, 2004

For the three-month period ended June 30, 2006, our total revenue was $381,488 and for the three month period ended June 30, 2005 our total revenue was $297,441.  Revenue increased by $84,047 or 28% as a result of our marketing efforts with our existing clients.

Related party sales amounted to $381,488 and $297,441 for the three month periods ended June 30, 2006 and June 30, 2005 respectively.  These sales were made to Montecristo Jewelers Ltd., a company owned by a beneficial stockholder of the Company.

Our cost of sales for the three-month period ended June 30, 2006 was $360,033 and was $214,320 for the three month period ended June 30, 2005.

Our gross profit for the three-month period ended June 30, 2006 and for the three-month period ended June 30, 2005 was $21,455 or 5.6% and $83,121 or 28% respectively.  The decrease in gross profit was a result of an increase in labor costs and in the cost of raw materials, specifically in gold products during the three-month period ended June 30, 2006.

Total operating expenses were $42,545 and $18,257 for the three-month periods ended June 30, 2006 and June 30, 2005 respectively.  Our operating expenses are made up of professional fees paid to accountants, auditors and legal representatives, consulting fees, management salaries, office rent, resident agent and transfer agent fees, bank charges and interest.   The increase of $24,288 or 133% in operating expenses relate to U.S. Dollar exchange rate fluctuations and to consulting fees paid in this period which did not occur in the same period in 2005.

Despite an increase in revenues, we experienced an increase in the cost of sales and in operating expenses.  As a result, we experienced a net loss of $21,413 for the three-month period ended June 30, 2006 compared with net income of $24,119 for the three-month period ended June 30, 2005.

Liquidity and Capital Resources

As of June 30, 2006, we had cash on hand in the amount of $22,178 and accounts receivable in the amount of $523,332.  As a result, on June 30, 2006 (unaudited), we had working capital and stockholders’ deficiency of $9,584.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company has not generated earnings for the six months ended June 30, 2006, 100% of the Company’s sales for 2006 are to one customer, a related party, and as of June 30, 2006 the Company had an accumulated deficit of $34,039. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan is to attempt to raise additional capital until such time the Company is able to generate sufficient operating revenue. In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern.

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

Item 3.          Controls and Procedures.

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006.  This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), Mr. Dwight Webb.  Based upon that evaluation, the Company's CEO & CFO concluded that the Company's disclosure controls and procedures are effective.  There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect such controls.  Thus, no corrective actions with regard to significant deficiencies or material weakness were necessary.

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

PART II – OTHER INFORMATION

Item 1.          Legal ProceedingsWe know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

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

                                                                                                              VITA EQUITY, INC.

                                                                                                              By:  /s/ Dwight Webb
                                                                                                                   Dwight Webb, President

                                                                                                              Date:  August 14, 2006

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
                                                                                                             Director
                                                                                                             Principal Executive Officer
                                                                                                             Principal Financial Officer
                                                                                                             Principal Accounting Officer
                                                                                                             August 14, 2006

                                                                                                             /s/ Michael Hu
                                                                                                             Michael Hu
                                                                                                             Director
                                                                                                             August 14, 2006

                                                                                                             /s/ Mauro Baessato
                                                                                                             Mauro Baessato
                                                                                                             Secretary
                                                                                                             August 14, 2006