Form 10QSB
period 2006-09-30
VITA EQUITY INC
filed 2006-11-14
CIK 1125918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]       QUARTLERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

13,220,000 shares of common stock outstanding as of November 14, 2006

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

i

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION.....……………………........................…..…............1

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS............................……....…...2
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF

ITEM 1. LEGAL PROCEEDINGS........................................……………………........…18
ITEM 2. CHANGES IN SECURITIES..............................…………………….....….......18
ITEM 3. DEFAULTS UPON SENIOR SECURITIES......…………....................….........18
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY

EXHIBIT 31.2 - CERTIFICATIONS.........................................………………….…..….22
EXHIBIT 32.4 - CERTIFICATIONS..........................................………………….…..…24

ii

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

Our unaudited financial statements included in this Form 10-QSB is as follows:

  Condensed Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and December 31, 2005;
  Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2006 and 2005 (Unaudited);
  Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) for the nine months ended September 30, 2006 (Unaudited);
  Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2006 and 2005 (Unaudited); and
  Notes to Condensed Consolidated Financial Statements as of September 30, 2006 (Unaudited).

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 AS OF SEPTEMBER 30, 2006 and 2005 (UNAUDITED)

VITA EQUITY INC. AND SUBSIDIARY

CONTENTS

PAGE	4	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005

PAGE	5	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

PAGE	6	CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'; EQUITY (DEFICIENCY) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

PAGE	7	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

PAGE	8-12	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2006 (UNAUDITED)

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2006 (unaudited)
		December 31, 2005

CURRENT ASSETS

Cash	$4,326	$7,684
Accounts receivable, related party	560,520	361,734

Total Assets	$564,846	$369,418

============

============

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES

Accounts payable	$541,051	$344,274
Income tax payable

	8,096

		-

Total current liabilities

	549,147

		344,274

Due to Stockholder

	17,441

		17,441

Total liabilities

	566,588

		361,715

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock, $.001 par value, 50,000,000 shares

authorized, 13,220,000 shares issued

and outstanding at September 30, 2006 and December 31, 2005,

respectively

	13,220

		13,220
Deficit

	(26,267)

		(14,400)
Accumulated other comprehensive income

	11,305

		8,883

Total stockholders’ equity (deficiency)

	(1,742)

		7,703

Total liabilities and stockholders’ equity (deficiency)	$564,846	$369,418

	============

		============

See accompanying notes to condensed consolidated financial statements.

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	Three Months Ended

			Nine Months Ended

	September 30, 2006

		September 30, 2005

			September 30, 2006

				September 30, 2005

REVENUES:
Trade	$-	$-	$-	$17,374
Related party	416,014	379,800	1,117,969	944,771

Total Revenue	416,014	379,800	1,117,969	962,145

COST OF SALES	(365,024)	(359,371)	(1,028,842)	(809,986)

GROSS PROFIT	50,990	20,429	89,127	152,159

OPERATING EXPENSES
Professional fees	13,678	14,486	35,697	29,127
Consulting	13,344	-	32,458	-
Management salaries	6,236	4,131	16,781	8,989
Rent	2,008	1,872	5,962	5,516
Agent and transfer fees	371	397	1,622	2,810
Bank charges and interest	98	157	378	354
Office	-	100	-	100

Total Operating Expenses	35,735	21,143	92,898	46,896

Income (loss) before provision for income taxes	15,255	(714)	(3,771)	105,263

Provision for income taxes	7,483	5,928	8,096	47,994

NET INCOME (LOSS)	7,772	(6,642)	(11,867)	57,269

Other comprehensive income, foreign currency translation adjustments	70	4,187	2,422	4,548

COMPRHENSIVE INCOME (LOSS)	$7,842	$(2,455)	$(9,445)	$61,817
	============	============	============	=============
NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$-	$-	$-	$-
	============	============	============	=============

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	13,220,000	13,220,000	13,220,000	13,220,000
	============	============	============	=============

See accompanying notes to condensed consolidated financial statements.

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

				Accumulated Other Comprehensive Income
	Common Stock
	Shares	Amount	Deficit		Total

BALANCE, JANUARY 1, 2006	13,220,000	$13,220	$(14,400)	$8,883	$7,703

Foreign currency translation gain	-	-	-	2,422	2,422

Net Loss	-	-	(11,867)	-	(11,867)

BALANCE, SEPTEMBER 30, 2006	13,220,000	$13,220	$(26,267)	$11,305	$(1,742)
	=========	===========	==========	==========	=========

See accompanying notes to condensed consolidated financial statements.

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	Nine Months Ended:
	September 30,

		September 30,
	2006

		2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,867)	$57,269
Changes in operating assets and liabilities:
Accounts receivable:
Trade	-	101,596
Related party	(198,786)	(342,469)
Accounts payable	196,777	134,729
Income taxes payable	8,096	47,994

Net cash used in operating activities	(5,780)	(881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to Stockholder	-	817

Net cash provided by financing activities	-	817

Effect of exchange rate changes	2,422	4,548

NET INCREASE (DECREASE) IN CASH	(3,358)	4,484

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,684	797

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,326	$5,281
	============	============

See accompanying notes to condensed consolidated financial statements.

VITA EQUITY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30,2006 (UNAUDITED)

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

Organization

Vita Equity Inc. and subsidiary (the “Company”) is involved in the manufacture of custom ordered jewelry from precious metals and precious stones.  The Company currently has one full time employee and utilizes third party contractors for the purchase of raw jewelry materials, the design of product and manufacture of product.

Vita Equity Inc. was incorporated in the state of Nevada on July 25, 2000.  Vita Equity Inc. acquired all of the outstanding common shares of Vita Equity Inc. (Canada) on September 20, 2000.  The Company’s operations are conducted through Vita Equity Inc. (Canada).

Going concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has a net loss of $11,867 for the nine months ended September 30, 2006, 100% of the Company’s sales for 2006 are to one customer, a related party, and as of September 30, 2006 the Company had an accumulated deficit of $26,267.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan is to attempt to raise additional capital until such time the Company is able to generate sufficient operating revenue.  In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations.  Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern.

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
AS OF SEPTEMBER 30,2006 (UNAUDITED)

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

As of September 30, 2006 and December 31, 2005, 100% of the Company’s accounts receivable was from Montecristo Jewelers Ltd., a related party.

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

Financial instruments and certain concentrations

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable and due to stockholder at September 30, 2006 approximates their fair values due to the short-term nature of these instruments.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts.  Sales to one Canadian customer represented 100% of the Company’s total sales for the nine months ended September 30, 2006 and two Canadian customers represented 100% of the Company’s total sales for the nine months ended September 30, 2005.  For the nine months ended September 30, 2006 and 2005, sales to Montecristo Jewelers Ltd., a related party, accounted for 100% and 97% of the sales, respectively (see Note 2).

The Company purchases all of its precious metals from one vendor and its precious stones from various suppliers.  Material precious metals purchased from one vendor aggregated 54% and 55% of the Company’s total merchandise purchases for the nine months ended September 30, 2006 and September 30, 2005, respectively.

VITA EQUITY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30,2006 (UNAUDITED)

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

Comprehensive income

The foreign currency translation gains and losses resulting from the translation of the consolidated financial statements of the Company and its subsidiary expressed in Canadian dollars to United States dollars are reported as Accumulated Other Comprehensive Income in the accompanying Consolidated Statements of Stockholders’ Equity.

Other comprehensive income was $2,422 and $4,548 for the nine months ended September 30, 2006 and 2005, respectively.

Shipping and Handling Cost

All shipping and handling costs related to sales to customers are expensed as incurred and charged to Operating expenses.

Recent accounting pronouncements

FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, establishes a formal framework for measuring fair value under GAAP.  It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements.  Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require ant new fair value measurements, nor does it establish valuation standards.  SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R) share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

VITA EQUITY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30,2006 (UNAUDITED)

NOTE 2      RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2006 (unaudited)	September 30, 2005 (unaudited)	September 30, 2006 (unaudited)	September 30, 2005 (unaudited)

Sales	$416,014	$379,800	$1,117,969	$944,771
Rent	$2,008	$1,872	$5,962	$5,516

Related party sales represent sales to Montecristo Jewelers Ltd., a Canadian company owned by a beneficial stockholder of the Company.  At September 30, 2006, $560,520 was due from this related party for sales on account.

The Company leases office space from CMMG Finance Inc., a company controlled and owned by Mr. Pasquale Cusano, who is also the beneficial owner of Montecristo Jewelers Ltd., and Nuvo Magazine Ltd., a beneficial stockholder of the Company.  In October 2003, the Company renewed the lease which now expires in September 2007 and requires monthly lease payments of $662.  Included in accounts payable at September 30, 2006 and at December 31, 2005, was $10,828 and $4,637, respectively, due to this related party for rent.

Due to stockholder at September 30, 2006 and December 31, 2005 totaled $17,441 and $17,441 respectively, are non-interest bearing, with no fixed maturity date.

VITA EQUITY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30,2006 (UNAUDITED)

NOTE 3      INCOME TAXES

Significant components of the Company’s deferred income tax assets at September 30, 2006 and December 31, 2005 are as follows:

	September 30,	December 31,
	2006	2005

Deferred income tax asset:
Net operating loss carry forward	$8,867	$193
Valuation allowance	(8,867)	(193)

Net deferred income tax asset	$-	$-
	==============================

The Company, based upon its history of losses in the U.S. parent Company and management’s assessment of when these operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the U.S. net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

Reconciliation of the effective income tax rate to the U.S and Canadian statutory rates are as follows:

	Nine Months Ended
	September 30,	September 30,
	2006	2005

Tax expense at the U.S. statutory income tax rate	34%	34%
(Utilization of) increase in the valuation allowance	(34%)	(34%)

Effective income tax rate	-	-
	===========================

Net operating loss carry forwards from U.S. operations totaling approximately $26,079 federal at September 30, 2006 are being carried forward.  The net operating loss carry forwards expire at various dates through 2024 for federal purposes.

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

Result of Operations

For the nine-month periods ended September 30, 2006 and 2005

For the nine-month period ended September 30, 2006, our total revenue was $1,117,969 and $962,145 for the nine-month period ended September 30, 2005.  Revenue increased as a result of our marketing efforts with our existing clients.

Related party sales amounted to $1,117,969 and $944,771 for the nine-month periods ended September 30, 2006 and September 30, 2005 respectively.  These sales were made to Montecristo Jewelers Ltd., a company owned by a beneficial stockholder of the Company.  As at September 30, 2006, $560,520 was due from this related party for sales on account and as at December 31, 2005, $361,734 was due from this related party.

Our gross profit for the nine-month period ended September 30, 2006 and for the nine-month period ended September 30, 2005 was $89,127 or 7.97% and $152,159 or 15.81%, respectively.  The decrease in gross profit rate was a result of an increase in the cost of some jewelry raw materials during the period.

Total operating expenses were $92,898 and $46,896 for the nine-month periods ended September 30, 2006 and 2005, respectively.  Our operating expenses are made up of professional fees paid to accountants, auditors and legal representatives, management salaries, office rent, resident agent and transfer agent fees, office and sundry expenses, bank charges and interest.  These operating expenses increased from the same period last year because management salaries were increased and consulting fees were paid which were not previously paid.

For the nine-month period ended September 30, 2006, we experienced a net loss of $11,867 compared with net income of $57,269 for the nine-month period ended September 30, 2005.  The net loss incurred during the nine month period ended September 30, 2006 was a result of the increase costs of raw materials used during the period, an increase in the management salaraies paid and the consulting fees paid during the period.

We experienced a negative cash flow from operations of $5,780 during the nine month period ended September 30, 2006 and a negative cash flow from operations of $881 for the nine months ended September 30, 2005.

For the three-month periods ended September 30, 2006 and September 30, 2005

For the three-month period ended September 30, 2006, our total revenue was $416,014 and for the three-month period ended September 30, 2005, our total revenue was $379,800. Revenue increased as a result of our marketing efforts with our existing clients.

Related party sales amounted to $416,014 and $379,800 for the three-month periods ended September 30, 2006 and September 30, 2005 respectively.  These sales were made to Montecristo Jewelers Ltd., a company owned by a beneficial stockholder of the Company.

Our gross profit for the three-month period ended September 30, 2006 and for the three-month period ended September 30, 2005 was $50,990 or 12.26% and $20,429 or 5.38%, respectively.  The increase in gross profit was a result of an increase in selling price of items sold during the three-month period ended September 30, 2006.

Total operating expenses were $35,735 and $21,143 for the three-month period ended September 30, 2006 and the three-month period ended September 30, 2005 respectively.  Our operating expenses are made up of professional fees paid to accountants, auditors and legal representatives, management salaries, office rent, resident agent and transfer agent fees, office and sundry expenses, bank charges and interest.

Despite an increase in total operating expenses, we experienced a net income of $7,772 for the three-month period ended September 30, 2006 compared with a net loss of $6,642 for the three-month period ended September 30, 2005.  This net income resulted from an increase in selling price of items sold during the current period.

Liquidity and Capital Resources

As of September 30, 2006, we had total assets of $564,846 and total liabilities in the amount of $566,588.  As a result, on September 30, 2006 our total liabilities and stockholders’ equity was $564,846.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has a net loss of $11,867 for the nine months ended September 30, 2006, 100% of the Company’s sales for 2006 are to one customer, a related party, and as of September 30, 2006 the Company had an accumulated deficit of $26,267.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan is to attempt to raise additional capital until such time the Company is able to generate sufficient operating revenue.  In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations.  Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern.

Recent accounting pronouncements

FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, establishes a formal framework for measuring fair value under GAAP.  It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements.  Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require ant new fair value measurements, nor does it establish valuation standards.  SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R) share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

Item 5.       Other Information

On October 18, 2006, one of our Directors, Mr. Michael Hu, resigned from his seat on our Board of Directors.

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

                                                                                                                       VITA EQUITY, INC.

                                                                                                                       By:  /s/ Dwight Webb
                                                                                                                               Dwight Webb, President

                                                                                                                       Date:  November 14, 2006

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
                                                                                                                        Director
                                                                                                                        Principal Executive Officer
                                                                                                                        Principal Financial Officer
                                                                                                                        Principal Accounting Officer
                                                                                                                        November 14, 2006

                                                                                                                       /s/ Mauro Baessato
                                                                                                                        Mauro Baessato
                                                                                                                        Secretary
                                                                                                                        November 14, 2006