Form 10KSB
period 2006-12-31
VITA EQUITY INC
filed 2007-04-02
CIK 1125918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [     ] to [     ]

Commission file number 000-51163

VITA EQUITY, INC.
(Name of small business issuer in its charter)

Nevada	98-0371180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 314 – 837 West Hastings Street, Vancouver,
British Columbia	V6C 3N6
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 604.684.6412

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. (Check one): Yes [   ] No [X].

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State issuer's revenues for its most recent fiscal year. $1,811,330

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

27,571,480 common shares @ $0.475 (1) = $13,096,453
(1) Average of bid and ask closing prices on March 7, 2007.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ] No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

29,804,960 common shares issued and outstanding as of March 7, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X].

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Vita Equity" mean Vita Equity, Inc., unless otherwise indicated.

Business Development During Last Three Years

Since our incorporation we have been in the business of manufacturing custom pieces of jewellery on a piece-by-piece basis for our customers. As our operations have not been sufficiently profitable and our future prospects for our business are not good, our company’s management closed our jewellery operations and are currently concentrating their efforts on pursuing a change of business for our company.

Corporate History

We were incorporated in the State of Nevada on July 25, 2000 with an authorized capital of 50,000,000 common shares with a par value of $0.001.

Our common shares were quoted for trading on the OTCBB on January 30, 2006 under the symbol "VEQI".

On March 16, 2007, our Board of Directors approved a 2.6 for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. The forward stock split was effective with the Secretary of State of Nevada on March 22, 2007. As a result, our authorized capital increased from 50,000,000 shares of common stock with a par value of $0.001 to 105,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital increased from 13,200,000 to 27,762,000 shares of common stock.

The Forward Stock Split will become effective with NASDAQ’s Over-the-Counter Bulletin Board at the opening for trading on March 22, 2007 under the new stock symbol “VIEQ”. The new CUSIP number is 92845D 206.

Our Current Business

As we do not presently have an operating business that we can pursue, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company. Management of our company does not believe that we will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our common shares.

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors. Management intends to concentrate on identifying prospective business opportunities which may be brought to management's attention through present associations. In analyzing prospective business opportunities, management will consider, among other factors, such matters as:

(a)	the available technical, financial and managerial resources;

(b)	working capital and other financial requirements;

(c)	history of operations, if any;

(d)	prospects for the future;

(e)	present and expected competition;

(f)	the quality and experience of management services which may be available and the depth of that management;

(g)	the potential for further research, development or exploration;

(h)	specific risk factors not now foreseeable but which may be anticipated as having an impact on our proposed activities;

(i)	the potential for growth or expansion;

(j)	the potential for profit;

(k)	the perceived public recognition or acceptance of products, services or trades; and

(l)	name identification.

Management will meet personally with the management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained.

Opportunities in which we participate will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. Our shareholders must, therefore, depend on management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to our participation). Even after our participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by us and, therefore, our shareholders.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention as well as substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss by of the related costs incurred. There is the additional risk that we will not find a suitable target. Management does not believe that we will generate revenue without finding and completing the acquisition of a suitable business opportunity or a transaction with a suitable target company. If no such business opportunity target is found, a return on an investment in our company will not be realized, and there will not, most likely, be a market for our common shares.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. We may also purchase stock or assets of an existing business. It is likely that any merger with an existing company will be in the form of a reverse takeover, which will require both shareholder approval and a disclosure document. Once a transaction is complete, it is possible that our present management and shareholders will not be in control of our company. In addition, a majority or all of our officers and directors may, as part of the terms of the transaction, resign and be replaced by new officers and directors without a vote of our shareholders.

It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable securities laws. In some circumstances, however, as a negotiated element of the potential transaction, we may agree to register such securities either at the time the transaction is consummated, under certain conditions or at a specified time thereafter. The issuance of substantial additional securities, and their potential sale into any trading market in our common shares which may develop, may have a depressive effect on such market.

As part of our investigation of a potential business combination or opportunity, our officers and directors may:

(a)	meet personally with management and key personnel;

(b)	visit and inspect material facilities;

(c)	obtain independent analysis or verification of certain information provided;

(d)	check references of management and key personnel; and

(e)	take other reasonable investigative measures, as our limited financial resources and management expertise allow.

The manner in which we participate in an opportunity with a target company will depend on the nature of the opportunity, our needs and desires, the needs and desires of the other party, management of the opportunity, and our relative negotiating strength and such other management. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of our company which the target company's shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will, in all likelihood, hold a smaller percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

To date, we have conducted investigations of certain business opportunities and have we met with representatives of certain companies and businesses, however, we have not reached any agreements in principal. There can be no assurance that management will ever be able to identify and secure a suitable business opportunity or that management has the requisite experience to recognize and understand a business operation that would benefit us. In the event that management is able to locate what it considers to be a suitable business opportunity, there can be no assurance that the acquisition of such business opportunity or the entering into of a business combination will be successful. Selecting a business opportunity will likely be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such benefits of a publicly traded corporation may include:

(a)	facilitating or improving the terms on which additional equity financing may be sought;

(b)	providing liquidity for the principals of a business;

(c)	creating a means for providing incentive stock options or similar benefits to key employees; and/or

(d)	providing liquidity (subject to restrictions of applicable statutes) for all shareholders.

In contrast, negative aspects of becoming a publicly traded corporation registered in the United States may include:

(a)	complying with the requirements of the Securities Exchange Act of 1934;

(b)	exposure of our officers and directors to lawsuits and liabilities under securities acts;

(d)	distracting management's attention from our day to day operations;

(e)	restricting publicity and other marketing activities to ensure compliance with securities law requirements and minimizing the potential liability of our management and our company; and/or

(f)	increased legal, accounting and other expenses associated with operating a public company.

Potentially available business opportunities and/or business combinations may occur in many different industries and at various stages in the development of a company, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We are presently seeking to identify a new business opportunity. As of the date of this Annual Report, we have no agreements, understandings or arrangements concerning the acquisition or potential acquisition of a specific business opportunity.

There is no assurance that management will be able to secure a suitable prospect or that it has the requisite experience to recognize and understand a business operation that would be beneficial to us.

Employees

Currently our only employees are our directors and officers.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Scarcity of and Competition for Business Opportunities and Combinations

We are, and will continue to be, an insignificant participant amongst numerous other companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. We will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

Need for Additional Financing

We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. Although we believe that we have funds sufficient to meet our immediate needs, we may require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity. In order for us to make a profit, we will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we complete a business combination or acquires a business opportunity. This may result in our company incurring a net operating loss which will increase continuously until we complete a business combination or acquire a business opportunity that can generate revenues that result in a net profit to us. There is no assurance that we will identify a suitable business opportunity or complete a business combination.

Going Concern

In their report in connection with our 2006 financial statements, our auditors included an explanatory paragraph stating that, the Company has net earnings of $612 only for the year ended December 31, 2006, 99% of the Company’s sales for 2006 are to one customer, a related party, and as of December 31, 2006 the Company had an accumulated deficit of $13,788. The company has also decided to discontinue its jewellery operations business. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan is to attempt to raise additional capital until such time the Company is able to generate sufficient operating revenue. In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern. The company has gone through a winding down of its operations, and the ability to continue as a going concern is dependant upon the addition of profitable operations and support from stockholders and investors.

Ability to Generate Revenues is Uncertain

For the year ended December 31, 2006, we incurred net income of $612. We will no longer receive any revenues from this business. We have not generated any revenues since February 20, 2007 and do not anticipate generating any additional revenues until we acquire a business opportunity or complete a business combination. As of December 31, 2006, we have net income of $612 and a working capital of $9,162. Our ability to generate any further revenues is uncertain.

Speculative Nature of Our Proposed Operations

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of any identified business opportunity. While management intends to seek business opportunities and/or business combinations with entities which have established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

No Agreement for Business Combination or Other Transaction/No Standards for Business Combination

We have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Lack of Market Research or Marketing Organization

We have not conducted or received results of market research indicating that there is a demand for the acquisition of a business opportunity or business combination as contemplated by our company. Even if there is demand for the acquisition of a business opportunity or combination as contemplated, there is no assurance we will successfully complete such an acquisition or combination.

Lack of Diversification

In all likelihood, our proposed operations, even if successful, may result in a business combination with only one entity. Consequently, the resulting activities will be limited to that entity's business. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry, thereby increasing the risks associated with our operations.

Probable Change in Control and Management

A business combination or acquisition of a business opportunity involving the issuance of our common shares may result in new or incoming shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the common shares in the capital of our company that they hold or resign as members of our Board of Directors. The resulting change in our control could result in removal of one or more of our present officers and directors, and a corresponding reduction in or elimination of their participation in the future affairs of our company.

Reduction of Percentage Share Ownership Following Business Combination

Our primary plan of operation is based upon the acquisition of a business opportunity or a business combination with a private concern, which, in all likelihood, would result in us issuing common shares to shareholders of such private company. Issuing previously authorized and unissued common shares in our capital will reduce the percentage of common shares owned by present and prospective shareholders and may result in a change in our control and/or management.

Requirement of Audited Financial Statements May Disqualify Business Opportunity

Management believes that any potential business opportunity or target company must provide audited financial statements for review and for the protection of all parties to the business acquisition or combination. One or more attractive business opportunities may forego a business combination with us rather than incur the expenses associated with preparing audited financial statements.

Uncertain Ability to Manage Growth

Our ability to achieve any planned growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees and the adequacy of our financial resources. In addition, there can be no assurance that we will be able to manage successfully any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on our business.

Trading of our stock may be restricted by the SEC's "Penny Stock" regulations which may limit a stockholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than

$5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

As a result of a majority of our directors and officers are residents of other countries other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our company or our directors and officers.

We do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 2.	Description of Property.

We lease office space, on a month to month basis, located at Suite 314 – 837 West Hastings Street, Vancouver, British Columbia, Canada, V6C 3N6, telephone: 604.684.6412 from CMMG Finance Inc., a company controlled and owned by Mr. Pasquale Cusano, who is also the beneficial owner of Montecristo Jewellers Ltd., and Nuvo Magazine Ltd., a beneficial stockholder of our Company. It is expected that these facilities will be sufficient for our purposes for the foreseeable future.

Item 3.	Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common shares were quoted for trading on the OTCBB on January 30, 2006 under the symbol “VEQI”. The following quotations obtained from Yahoo.com reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2006	N/A(2)	N/A(2)
September 30, 2006	N/A(2)	N/A(2)
June 30, 2006	$0.11	$0.11
March 31, 2006	N/A(3)	N/A(3)
(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2) No trades occurred during this period.
(3) Our first trade did not occur until June 15, 2006.

Our common shares are issued in registered form. Holladay Stock Transfer Inc., 2939 N. 67th Street, Scottsdale, AZ 85251 (Telephone: (480) 481-3940.; Facsimile: (480) 481-3941) is the registrar and transfer agent for our common shares. On March 7, 2007, the shareholders' list of our common shares showed 35 registered shareholders and 13,220,000 shares outstanding.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

As at December 31, 2006 we do not have any compensation plans in place.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2006.

Item 6.	Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We were incorporated in the State of Nevada on July 25, 2000 with an authorized capital of 50,000,000 common shares with a par value of $0.001. Since our incorporation we have been in the business of manufacturing custom pieces of jewellery on a piece-by-piece basis for our customers. As our operations have not been sufficiently profitable and our future prospects for our business are not good, our company’s management closed our jewellery operations and are currently concentrating their efforts on pursuing a change of business for our company.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Cash Requirements

Over the twelve month period ending December 31, 2007, we anticipate that we will need approximately $40,000 to pay for our expenses, including legal and accountant fees. We have enough money to satisfy our cash requirements for the next three months, after that, we will have to raise additional monies through private placements of our equity securities and/or debt financing in order that we may fund continuing operational expenses and the identification and evaluation of a suitable business opportunity.

Product Research and Development

Unless we acquire a new business, we do not anticipate that we will expend any significant monies on research and development over the twelve months ending December 31, 2007.

Purchase of Significant Equipment

Unless we acquire a new business, we do not intend to purchase any significant equipment over the twelve months ending December 31, 2007

Employees

Currently our only employees are our directors and officers, unless we acquire a suitable business opportunity.

Discontinued Operations

On February 20, 2007, the Company decided to discontinue its jewelry operations as it was not sufficiently profitable and management had determined that prospects for the business are not good. Management is currently concentrating its efforts on pursuing a change of business for the Company. As such, the results of these operations have been reflected as discontinued operations in the accompanying statements of operations for the years ending December 31, 2006 and 2005.

Liquidity and Capital Resources

As of the date of this annual report, we have yet to generate any revenues from our business activities.

As of December 31, 2006 our total assets were $708,595 as compared to total assets of $369,418 as at December 31, 2005.

As of December 31, 2006 our total current liabilities were $699,433, as compared to total current liabilities of $361,715 as at December 31, 2005.

As of December 31, 2006, we had cash in the amount of $10,943 compared to cash in the amount of $7,684 as at December 31, 2005.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Going Concern

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, or cash flows.

In June 2006, the Financial Accounting Standards Board ("FASB") issued FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its results of operations, financial position, and cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount, that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on results of operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which will require the Company to recognize the funded status of defined benefit plans in its statement of financial position. This statement will be effective as of the Company’s year ending August 31, 2007. The Company has no defined benefit plan and believes this SFAS will have no effect on the Company.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Item 7.	Financial Statements.

Our consolidated audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated audited financial statements are filed as part of this annual report:

Independent Auditor's Report, dated March 6, 2007

Audited Balance Sheets as at December 31, 2006 and December 31, 2005

Audited Statements of Operations for the year ended December 31, 2006 and for the year ended December 31, 2005

Audited Statements of Cash Flows for the year ended December 31, 2006 and for the year ended December 31, 2005

Audited Statements of Changes in Stockholders' Equity (Deficiency) for the period from July 25, 2000 (Date of Inception) to December 31, 2006

Notes to the Consolidated Financial Statements

VITA EQUITY INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

VITA EQUITY INC. AND SUBSIDIARY

CONTENTS

PAGE 1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE 2	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2006 AND 2005

PAGE 3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

PAGE 4	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

PAGE 5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

PAGE 6-10	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vita Equity Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Vita Equity Inc. and Subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vita Equity Inc. and Subsidiary as at December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, although the Company had generated income for the year ended December 31, 2006, 99% of the Company’s sales for 2006 are to one customer, a related party, and as of December 31, 2006 it had an accumulated deficit of $13,788. Furthermore, the company has decided to discontinue its operating business. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.

Los Angeles, California
March 6, 2007

VITA EQUITY INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2006	2005
CURRENT ASSETS
Cash	$10,943	$7,684
ASSETS RELATED TO DISCONTINUED OPERATIONS
Accounts receivable, trade	12,689	-
Accounts receivable, related party	684,963	361,734
Total Assets	$708,595	$369,418
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,923	$22,879
Due to Stockholder	17,441	17,441
LIABILITIES RELATED TO DISCONTINUED OPERATIONS
Accounts payable	673,069	321,395
Total liabilities	699,433	361,715
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 105,000,000 shares
authorized, 27,762,000 shares issued
and outstanding at December 31, 2006 and 2005,
respectively	13,220	13,220
Deficit	(13,788)	(14,400)
Accumulated other comprehensive income	9,730	8,883
Total stockholders’ equity	9,162	7,703
Total liabilities and stockholders’ equity	$708,595	$369,418

See accompanying notes to consolidated financial statements.

VITA EQUITY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	December 31,	December 31,
	2006	2005
REVENUES	$-	$-

OPERATING EXPENSES	27,015	42,022

LOSS from continuing operations	(27,015)	(42,022)

INCOME from discontinued operations	27,627	86,595

NET INCOME	612	44,573

Other comprehensive income, foreign currency translation adjustments	847	1,031

COMPREHENSIVE INCOME	$1,459	$45,604

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$-	$-

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND
DILUTED	27,762,000	27,762,000

See accompanying notes to consolidated financial statements.

VITA EQUITY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE YEAR ENDED DECEMBER 31, 2006

				Accumulated
				Other
	Common Stock			Comprehensive
	Shares	Amount	Deficit	Income	Total
BALANCE, JANUARY 1, 2005	27,762,000	$13,220	$(58,973)	$7,852	$(37,901)

Foreign currency translation gain	-	-	-	1,031	1,031

Net Income	-	-	44,573	-	44,573

BALANCE, DECEMBER 31, 2005	27,762,000	13,220	(14,400)	8,883	7,703

Foreign currency translation gain	-	-	-	847	847

Net Income		-	612	-	612

BALANCE, DECEMBER 31, 2006	27,762,000	$13,220	$(13,788)	$9,730	$9,162

See accompanying notes to consolidated financial statements.

VITA EQUITY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	December 31,	December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$612	$44,573
Income from discontinued operations:	27,627	86,595

Changes in operating assets and liabilities,
Accounts payable	(13,956)	9,879
Net cash used in operating activities	14,283	141,047

Change in discontinued assets (liabilities)	(11,871)	(136,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to Stockholder	-	817

Effect of exchange rate changes	847	1,031

NET INCREASE IN CASH	3,259	6,887

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,684	797

CASH AND CASH EQUIVALENTS, END OF YEAR	$10,943	$7,684

See accompanying notes to consolidated financial statements.

VITA EQUITY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

On March 16, 2007, our Board of Directors approved a 2.6 for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. The forward stock split was effective with the Secretary of State of Nevada on March 22, 2007. As a result, our authorized capital increased from 50,000,000 shares of common stock with a par value of $0.001 to 105,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital increased from 13,200,000 to 27,762,000 shares of common stock. The outstanding shares and per share calculation have been retroactively adjusted to effect the stock split as if it occurred at the beginning of the earliest periods presented.

Going concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company has net earnings of $612 for the year ended December 31, 2006, 99% of the Company’s sales for 2006 are to one customer, a related party, and as of December 31, 2006 the Company had an accumulated deficit of $13,788. The company has also decided to discontinue its jewelry operations business (see note 2). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan is to attempt to raise additional capital until such time the Company is able to generate sufficient operating revenue. In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern. The company has gone through a winding down of its operations, and the ability to continue as a going concern is dependant upon the addition of profitable operations and support from stockholders and investors.

Principles of consolidation

The consolidated financial statements include the accounts and operations of Vita Equity Inc. and its wholly owned subsidiary Vita Equity Inc. (Canada). Intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and

7

VITA EQUITY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

As of December 31, 2006, 98% of the Company’s accounts receivable was from Montecristo Jewelers Ltd., a related party.

Revenue recognition

Sales of completed products are recognized when accepted by the customer, which occurs at delivery. The Company also provides design services of jewelry pieces. Design services are billed to customers when the design services are complete and delivered to the customer. Allowances, including cash discounts and customer returns, are provided for at the time the revenue is recognized based upon historical experience, current trends in the retail industry and individual customer and product experience. Funds collected from customers in advance of delivery and acceptance are reflected as deposits until such time as customer accepts delivery of goods. As the Company has discontinued its jewelry operations, sales are included in discontinued operations.

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

VITA EQUITY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Financial instruments and certain concentrations

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable and due to stockholder at December 31, 2006 approximates their fair values due to the short-term nature of these instruments.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts. Sales to one Canadian customer represented 99% of the Company’s total sales for the year ended December 31, 2006 and two Canadian customers represented 100% of the Company’s total sales for the year ended December 31, 2005. For the year ended December 31, 2006 and 2005, sales to Montecristo Jewelers Ltd., a related party, accounted for 99% of the sales, respectively (see Note 2).

The Company purchases all of its precious metals from one vendor and its precious stones from various suppliers. Material precious metals purchased from one vendor aggregated 64% and 62% of the Company’s total merchandise purchases for the year ended December 31, 2006 and December 31, 2005, respectively.

Earnings (loss) per common share

Net income (loss) per common share (basic and diluted) is based on the net income (loss) divided by the weighted average number of common shares outstanding during each year. Basic and diluted earnings per share are the same as the Company does not have any common stock equivalents on other potentially dilutive securities.

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

Other comprehensive income was $847 and $1,031 for the year ended December 31, 2006 and 2005, respectively.

Shipping and Handling Cost

Shipping and handling costs related to sales to customers are expensed as incurred and charged to Operating expenses.

VITA EQUITY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, or cash flows.

In June 2006, the Financial Accounting Standards Board ("FASB") issued FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its results of operations, financial position, and cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount, that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on results of operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which will require the Company to recognize the funded status of defined benefit plans in its statement of financial position. This statement will be effective as of the Company’s year ending August 31, 2007. The Company has no defined benefit plan and believes this SFAS will have no effect on the Company.

10

VITA EQUITY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 2	DISCONTINUED OPERATIONS

On February 20, 2007, the Company decided to discontinue its jewelry operations as it was not sufficiently profitable and management had determined that prospects for the business are not good. Management is currently concentrating its efforts on pursuing a change of business for the Company. As such, the results of these operations have been reflected as discontinued operations in the accompanying statements of operations for the years ending December 31, 2006 and 2005.

Income from discontinued operations is as follows:

	December 31,	December 31,
	2006	2005

REVENUES:
Trade	12,300	17,561
Related Party	1,799,030	1,275,607
Total Revenue	1,811,330	1,293,168

COST OF SALES	(1,704,462)	(1,149,036)

GROSS PROFIT	106,868	144,132

OPERATING EXPENSES
Professional fees	13,039	15,868
Management salaries	35,268	14,042
Rent	7,935	7,434
Consulting	22,616	19,824
Agent and transfer fees	-	-
Office	-	-
Bank charges and interest	383	369
Total Operating Expenses	79,241	57,537

INCOME from discontinued operations	$27,627	$85,595

VITA EQUITY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 3	RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	Year Ended
	December 31,	December 31,
	2006	2005

Sales	$1,799,030	$1,275,607
Rent	$7,935	$7,434

Related party sales represent sales to Montecristo Jewelers Ltd., a Canadian company owned by a beneficial stockholder of the Company. At December 31, 2006, $684,963 was due from this related party for sales on account.

The Company leases office space from CMMG Finance Inc., a company controlled and owned by Mr. Pasquale Cusano, who is also the beneficial owner of Montecristo Jewelers Ltd., and Nuvo Magazine Ltd., a beneficial stockholder of the Company. In October 2003, the Company renewed the lease which now expires in September 2007 and requires monthly lease payments of $662. Included in accounts payable at December 31, 2006 and at December 31, 2005, was $0 and $4,637, respectively, due to this related party for rent.

Due to stockholder at December 31, 2006 and December 31, 2005 totaled $17,441 and $17,441 respectively, are non-interest bearing, with no fixed maturity date.

VITA EQUITY INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

NOTE 4	INCOME TAXES

Significant components of the Company’s deferred income tax assets at December 31, 2006 and December 31, 2005 are as follows:

	December 31,	December 31,
	2006	2005
Deferred income tax asset:
Net operating loss carry forward	$185	$193
Valuation allowance	(185)	(193)
Net deferred income tax asset	$-	$-

The Company, based upon its history of losses in the U.S. parent Company and management’s assessment of when these operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the U.S. net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

Reconciliation of the effective income tax rate to the U.S and Canadian statutory rates are as follows:

	Year Ended
	December 31,		December 31,
	2006		2005

Tax expense at the U.S. statutory
income tax rate	34%		34%
(Utilization of) increase in the
valuation allowance	(34%	)	(34%	)
Effective income tax rate	-		-

Net operating loss carry forwards from U.S. operations totaling approximately $544 federal at December 31, 2006 are being carried forward. The net operating loss carry forwards expire at various dates through 2024 for federal purposes.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president. Based upon that evaluation, our president concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and our chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Dwight Webb	President, Chief Executive Officer, Chair and Director	56	August 1, 2000
Mauro Baessato	Secretary and Treasurer	53	August 1, 2000

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Dwight Webb – President, Chief Executive Officer, Chair and Director

Mr. Webb was appointed to the Board of Directors on August 1, 2000 to serve for a term of one year. Mr. Webb was re-appointed for additional one-year terms in each of August 2001, 2002, 2003, 2004 and 2005. Mr. Webb was also appointed to the positions of President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer in August 2000 and continues to hold these positions to the present. Mr. Webb brings over twenty-eight years of direct jewelry experience to our Company. From approximately May, 1995 to January 1, 2003, Mr. Webb was employed by Montecristo Jewellers, Ltd. in Vancouver, British Columbia, Canada as a

salesperson, primarily responsible for assisting clients in designing custom jewelry items as well as assisting clients in selecting the appropriate loose gems and metals from which the custom piece would be made. From approximately September of 1992 to April 2003, Mr. Webb was employed by Jem Software Systems located in Surrey, British Columbia, Canada. Mr. Webb was the Vertical Sales Marketer. From 1972 to 1992, Mr. Webb was employed by Peoples Jewellers Ltd., as its British Columbia Area Manager which placed him in charge of approximately 13 stores and over 100 employees in the Province of British Columbia.

In addition to Mr. Webb’s extensive business experience, he successfully completed the Graduate Jeweller degree from the Canadian Jewellers Association.

Mauro Baessato – Secretary and Treasurer

Mr. Baessato was appointed to the positions of Director, Secretary and Treasurer on August 1, 2000, Mr. Baessato resigned from the position of Director on April 13, 2003 but remains the treasurer and secretary of our Company. From January 2001 to present, Mr. Baessato has been employed as the secretary for Tryx Ventures Corp., a British Columbia corporation involved in the exploration of resource properties. From November 1999 to March 2001, he was a Personal Banker for the Canadian Imperial Bank of Commerce in Vancouver, British Columbia. From August 1997 to November 1999, Mr. Baessato was the Internet Consultant for the Italian Chamber of Commerce in Vancouver, British Columbia and from 1994 to 1996, he held the position of Assistant Editor for L’Eco D’Italia newspaper in Vancouver, British Columbia.

Mr. Baessato received a certificate of completion for the Canadian Securities Course from the Canadian Securities Institute in 1999.

Family Relationships

There are no family relationships among our directors or officers.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2006. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2006 our only standing committee of the board of directors was our audit committee.

Audit Committee

Currently our audit committee consists of our Dwight Webb and Mauro Baessato. We do not have standing nominating or compensation committees, or committees performing similar functions. Our board of directors believe that it is not necessary to have a standing audit or compensation committees at this time because the functions of such committees are adequately performed by our board of directors. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2006, there were no meetings held by this committee. The business of the audit committee was conducted by resolutions consented to in writing by all the sole member and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our audit committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2006, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

On March 16, 2007, our company's board of directors confirmed the adoption of our Code of Business Conduct and Ethics that applies to, among other persons, our company's president and secretary (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1. honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2. full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3. compliance with applicable governmental laws, rules and regulations;

4. the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5. accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission on April 14, 2006 as Exhibit 14.1 to our annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Vita Equity, Inc., 314 – 837 West Hastings Street, Vancouver, British Columbia V6C 3N6.

Item 10.	Executive Compensation.

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2006; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended December 31, 2006 and 2005 , are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Dwight Webb President and Director(1)	2006 2005	35,268 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	35,268 Nil
Mauro Baesatto Secretary and Treasurer (2)	2006 2005	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1) Mr. Webb became our president and a director of our company on August 1, 2000.
(2) Mr. Baesatto became our secretary and treasurer on August 1, 2000.

We have not entered into any employment agreements with our directors or executive officers, however, our board of directors approved on October 1, 2005, a management fee for Dwight Webb in the amount of $24,000 per annum payable in equal monthly instalments of $2,000 commencing October 1, 2005.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Stock Options and Stock Appreciation Rights

From the date of inception (July 25, 2000 and up to December 31, 2006, we did not grant any stock options or stock appreciation rights to any of our directors or officers and there were no stock options or stock appreciation rights outstanding on December 31, 2006.

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings We did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2006.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 7, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Dwight Webb 321 Alberta Street New Westminster, BC V3L 3J4	1,475,000	11.16%
Mauro Baessato 450 Friar Crescent North Vancouver, BC V7G 1M6	Nil	Nil
Directors and Executive Officers as a Group	1,475,000	11.16%

* Less than 2%.

(1) Based on 13,220,000 shares of common stock issued and outstanding as of March 7, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

We have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Corporate Governance

We currently act with one (1) director, Dwight Webb.

We have determined that we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is set forth in Rule 10A-3 of the Securities Exchange Act of 1934, as amended.

We believe that the members of our audit committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Audit Committee

Currently our audit committee consists of our Dwight Webb and Mauro Baessato. We do not have standing nominating or compensation committees, or committees performing similar functions. Our board of directors believe that it is not necessary to have a standing audit or compensation committees at this time because the functions of such committees are adequately performed by our board of directors. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2006, there were no meetings held by this committee. The business of the audit committee was conducted by resolutions consented to in writing by all the sole member and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our audit committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Item 13.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 filed on September 21, 2004).

3.2	Bylaws (incorporated by reference from our Form SB-2 filed on September 21, 2004).

3.3	Certificate of Change filed with the Secretary of State of Nevada on March 22, 2007 (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2007).

3.4	Certificate of Correction filed with the Secretary of State of State of Nevada on March 19, 2007.

(10)	Material Contracts

10.1	Assignment and Assumption Agreement (incorporated by reference from our Form SB-2 filed on September 21, 2004).

10.2	Declaration of Trust (incorporated by reference from our Form SB-2 filed on September 21, 2004).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2004).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith.

**Certain parts of this document have not been disclosed and have been filed separately with the Secretary, Securities and Exchange Commission, and is subject to a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

Item 14.	Principal Accountants Fees and Services

Audit Fees

For the fiscal years ended December 31, 2006 and 2005, the aggregate fees billed by Weinberg & Company, P.A. for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB were $22,390 and $34,100, respectively.

Audit Related Fees

For the fiscal years ended December 31, 2006 and 2005, the aggregate fees billed for assurance and related services by Weinberg & Company, P.A. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $nil and $nil, respectively.

Tax Fees

For the fiscal years ended December 31, 2006 and 2005, the aggregate fees billed by Weinberg & Company, P.A. for other non-audit professional services, other than those services listed above, totalled $nil and $nil, respectively.

We do not use Weinberg & Company, P.A. for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Weinberg & Company, P.A. to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Weinberg & Company, P.A. is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of our entire board of directors); or

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Weinberg & Company, P.A. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Weinberg & Company, P.A.'s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITA EQUITY INC.

By: /s/ Dwight Webb
Dwight Webb
President and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)
Date: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dwight Webb
Dwight Webb
President and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)
Date: April 2, 2007