Form 10QSB
period 2007-03-31
VITA EQUITY INC
filed 2007-05-18
CIK 1125918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

Commission file number 000-51163

VITA EQUITY, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0371180
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 314 – 837 West Hastings Street
Vancouver, British Columbia, Canada V6C 3N6
(Address of principal executive offices)

604.684.6412
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes [ X ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

35,100,000 common shares issued and outstanding as of May 11, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Vita Equity Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of March 31, 2007, and our results of operations, stockholders’ deficit, and our cash flows for the three month period ended March 31, 2007. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s Form 10-KSB.

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

F-i

VITA EQUITY INC. AND SUBSIDIARY

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2007 (UNAUDITED) AND DECEMBER 31, 2006

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

PAGE	5-11	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007 (UNAUDITED)

F-ii

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,
	2007	December 31,
	(unaudited)	2006
CURRENT ASSETS
Cash	$39,207	$10,943
Prepaid expense	2,978	-
Assets related to discontinued operations:
Accounts receivable, trade	8,661	12,689
Accounts receivable, related party	123,273	684,963

Total Assets	$174,119	$708,595

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$5,976	$8,923

Due to stockholder	17,441	17,441
Liabilities related to discontinued operations:
Accounts payable	172,016	673,069

Total liabilities	195,433	699,433

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $.001 par value, 130,000,000 shares
authorized, 34,372,000 shares issued
and outstanding at March 31, 2007 and December 31, 2006
respectively	13,220	13,220
Deficit	(43,886)	(13,788)
Accumulated other comprehensive income	9,352	9,730
Total stockholders’ equity (deficiency)	(21,314)	9,162

Total liabilities and stockholders’ equity (deficiency)	$174,119	$708,595

See accompanying notes to condensed consolidated financial statements.

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED
MARCH 31, 2007 AND 2006 (UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2007	2006
REVENUES	-	-

OPERATING EXPENSES	4,811	896

LOSS from continuing operations	(4,811)	(896)

INCOME (LOSS) from discontinued operations	(25,287)	2,024

NET INCOME (LOSS)	(30,098)	1,128

Other comprehensive loss, foreign currency translation adjustments	(378)	(226)

COMPRHENSIVE INCOME (LOSS)	$(30,476)	$902

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$-	$-

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND
DILUTED	34,372,000	34,372,000

See accompanying notes to condensed consolidated financial statements.

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

				Accumulated
				Other
	Common Stock			Comprehensive
	Shares	Amount	Deficit	Income (loss)	Total
BALANCE, JANUARY 1, 2007	34,372,000	$13,220	$(13,788)	$9,730	$9,162

Foreign currency translation loss	-	-	-	(378)	(378)

Net loss	-	-	(30,098)	-	(30,098)

BALANCE, MARCH 31, 2007	34,372,000	$13,220	$(43,886)	$9,352	$(21,314)

See accompanying notes to condensed consolidated financial statements.

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

	March 31,	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(30,098)	$1,128
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss (income) from discontinued operations	25,287	(2,024)

Changes in operating assets and liabilities,
Prepaid expense	(2,978)	-
Accounts payable	(2,947)	(18,711)
Net cash used in operating activities from continuing operations	(10,736)	(19,607)

Change in discontinued assets (liabilities)	39,378	25,048

Net cash provided by operating activities	28,642	5,441

Effect of exchange rate changes	(378)	(226)

NET INCREASE IN CASH	28,264	5,215

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,943	7,684

CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,207	$12,899

See accompanying notes to condensed consolidated financial statements.

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

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

On March 16, 2007, our Board of Directors approved a 2.6 for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. The forward stock split was effective with the Secretary of State of Nevada on March 22, 2007. As a result, our authorized capital increased from 50,000,000 shares of common stock with a par value of $0.001 to 130,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital increased from 13,220,000 to 34,372,000 shares of common stock. The outstanding shares and per share calculation have been retroactively adjusted to effect the stock split as if it occurred at the beginning of the earliest periods presented.

Going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company has net losses of $30,098 for the three months ended March 31, 2007, and as of March 31, 2007 the Company had an accumulated deficit of $21,314. The company has also decided to discontinue its jewelry operations business (see note 2). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan is to attempt to raise additional capital until such time the Company is able to generate sufficient operating revenue. In view of these matters, realization of certain of the assets in the accompanying condensed consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern. The company has gone through a winding down of its operations, and the ability to continue as a going concern is dependant upon the addition of profitable operations and support from stockholders and investors.

Principles of consolidation

The condensed consolidated financial statements include the accounts and operations of Vita Equity Inc. and its wholly owned subsidiary Vita Equity Inc. (Canada). Intercompany accounts and transactions have been eliminated in consolidation.

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

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

Comprehensive income (loss)

The foreign currency translation gains and losses resulting from the translation of the consolidated financial statements of the Company and its subsidiary expressed in Canadian dollars to United States dollars are reported as Accumulated Other Comprehensive Income (loss) in the accompanying Condensed consolidated statements of stockholders’ equity. Other comprehensive income (loss) was $(378) and $(226) for the three months ended March 31, 2007 and 2006, respectively.

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

Adoption of new accounting policy

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). — an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2007, the Company does not have a liability for unrecognized tax uncertainties.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007, The Company has no accrued interest or penalties related to uncertain tax positions.

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (FAS 159). FAS 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that election, if any, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

Recent accounting pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

NOTE 2	DISCONTINUED OPERATIONS

On February 20, 2007, the Company decided to discontinue its jewelry operations as it was not sufficiently profitable and management had determined that prospects for the business are not good. Management is currently concentrating its efforts on pursuing a change of business for the Company. As such, the results of these operations have been reflected as discontinued operations in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2007 and March 31, 2006.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts. The Company had no sales during the three month period ended March 31, 2007. As of March 31, 2007 and December 31, 2006, 94% and 98% of the Company’s accounts receivable was from Montecristo Jewelers Ltd., a related party.

The Company purchases all of its precious metals from one vendor and its precious stones from various suppliers. The Company made no material precious metals purchases for the three month period ended March 31, 2007. Purchases from one vendor aggregated 54% of the Company’s total merchandise purchases for the three months ended March 31, 2007.

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2	DISCONTINUED OPERATIONS (continued)

Income from discontinued operations is as follows:

	March 31,	March 31,
	2007	2006

REVENUES:
Trade	-	-
Related Party	-	320,467
Total Revenue	-	320,467

COST OF SALES	-	(303,785)

GROSS PROFIT	-	16,682

OPERATING EXPENSES	25,287	14,658

INCOME (LOSS) from discontinued
operations	$(25,287)	$2,024

NOTE 3	RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	Three Months Ended
	March 31,	March 31,
	2007	2006

Sales	$-	$320,467
Rent	$1,921	$1,949

Related party sales represent sales to Montecristo Jewelers Ltd., a Canadian company owned by a beneficial stockholder of the Company. At March 31, 2007, $123,274 was due from this related party for sales on account.

The Company leases office space from CMMG Finance Inc., a company controlled and owned by Mr. Pasquale Cusano, who is also the beneficial owner of Montecristo Jewelers Ltd., and Nuvo Magazine Ltd., a beneficial stockholder of the Company. In October 2003, the Company renewed the lease which now expires in September 2007 and requires monthly lease payments of $662. There were no accounts payable due to this related party for rent at March 31, 2007 and December 31, 2006.

Due to stockholder at March 31, 2007 and December 31, 2006 totaled $17,441 and $17,441 respectively, are non-interest bearing, with no fixed maturity date.

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 4	INCOME TAXES

Significant components of the Company’s deferred income tax assets at March 31, 2007 and December 31, 2006 are as follows:

	March 31,	December 31,
	2007	2006
Deferred income tax asset:
Net operating loss carry forward	$1,636	$185
Valuation allowance	(1,636)	(185)
Net deferred income tax asset	$-	$-

The Company, based upon its history of losses in the U.S. parent Company and management’s assessment of when these operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the U.S. net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

Reconciliation of the effective income tax rate to the U.S and Canadian statutory rates are as follows:

	March 31,		December 31,
	2007		2006

Tax expense at the U.S.
statutory income tax rate	34%		34%
(Utilization of) increase in the
valuation allowance	(34%	)	(34%	)
Effective income tax rate	-		-

Net operating loss carry forwards from U.S. operations totaling approximately $4,811 federal at March 31, 2007 are being carried forward. The net operating loss carry forwards expire at various dates through 2027 for federal purposes.

NOTE 5	SUBSEQUENT EVENTS

Subsequent to March 31, 2007 the Company granted stock options to 10 employees, consultants, officers and directors of the Company to purchase an aggregate of 3,850,000 shares of common stock at an exercise price of $1.00 per share, exercisable until May 2, 2012. The stock options were issued to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

VITA EQUITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 5	SUBSEQUENT EVENTS (continued)

Subsequent to March 31, 2007 the Company entered into a letter agreement with Brandon C. Truaxe, Julio Torres and CMMG Finance Inc. to acquire all of the issued and outstanding shares of Euoko, Inc., a company located in Toronto, Ontario which develops and sells skin care products. Closing conditions of the agreement include, the Company closing a private placement of $171,080 consisting of 728,000 common shares at a purchase price of $0.235, voluntary pooling agreements to be entered into by Brandon C. Truaxe and Julio Torres, the sell-off of the Company’s current business equal to the Company’s current debt, and other conditions as set out in the letter agreement. Closing of this transaction is expected to take place on or before June 30, 2007, or at such other date as the parties may agree.

Subsequent to March 31, 2007, the Company closed a private placement of 728,000 Common shares at a purchase price of $0.235 per Share to one (1) non U.S. person (as that term is defined in Regulation S promulgated under the Securities Act of 1933) for gross proceeds of $171,080. The Shares were issued in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Subsequent to March 31, 2007, Brandon C. Truaxe has acquired 10,504,000 common shares of the Company’s capital stock. The shares were purchased through private transactions with various shareholders of the Company, including 2,379,000 common shares from the Company’s president Dwight Webb and 1,534,000 by Stuart McPherson, an owner who previously held greater than 5% of the Company’s common shares. Total gross proceeds of $25,000 were provided to the various shareholders from Brandon Truaxe personally. The acquisition of 10,504,000 common shares by Brandon C. Truaxe represents 30.56%of the Company’s issued and outstanding common shares.

Susequent to March 31, 2007, Julio Torres has acquired 1,755,000 common shares of the Company’s capital stock. The shares were purchased through private transactions with various shareholders of the Company. Total gross proceeds of $6,750 were provided to the various shareholders from Julio Torres personally. The acquisition of 1,755,000 common shares by Julio Torres represents 5.11% of the Company’s issued and outstanding common shares.

Item 2. Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us”, “our” and “Vita” mean Vita Equity Inc. and our wholly owned subsidiary Vita Equity Inc. (Canada), unless otherwise indicated.

Business Development During Last Three Years

Since our incorporation we have been in the business of manufacturing custom pieces of jewelry on a piece-by-piece basis for our customers. As our operations have not been sufficiently profitable and our future prospects for our business are not good, our company’s management closed our jewelry operations and are currently concentrating their efforts on pursuing a change of business for our company.

Corporate History

We were incorporated in the State of Nevada on July 25, 2000, with an authorized capital of 50,000,000 common shares with a par value of $0.001.

Our common shares were quoted for trading on the OTCBB on January 30, 2006, under the symbol "VEQI".

On March 16, 2007, our Board of Directors approved a 2.6 for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. The forward stock split was effective with the Secretary of State of Nevada on March 22, 2007. As a result, our authorized capital increased from 50,000,000 shares of common stock with a par value of $0.001 to 130,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital increased from 13,220,000 to 34,372,000 shares of common stock.

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Cash Requirements

Over the twelve month period ending March 31, 2008, we anticipate that we will have to raise any additional monies through private placements of our equity securities and/or debt financing in order that we may fund the identification and evaluation of a suitable business opportunity.

Product Research and Development

Unless we acquire a new business, we do not anticipate that we will expend any significant monies on research and development over the twelve months ending March 31, 2008.

Purchase of Significant Equipment

Unless we acquire a new business, we do not intend to purchase any significant equipment over the twelve months ending March 31, 2008.

Discontinued Operations

On February 20, 2007, we decided to discontinue our jewelry operations as it was not sufficiently profitable and management had determined that prospects for our business were not good. Management is currently concentrating its efforts on pursuing a change of business for our company. As such, the results of these operations have been reflected as discontinued operations in the accompanying statements of operations for the quarters ending March 31, 2007 and 2006.

Liquidity and Capital Resources

As of the date of this annual report, we have yet to generate any revenues from our business activities.

As of March 31, 2007, our total assets were $174,119 as compared to total assets of $708,595 as at December 31, 2006.

As of March 31, 2007, our total current liabilities were $195,433, as compared to total current liabilities of $699,433 as at December 31, 2006.

As of March 31, 2007, we had cash in the amount of $39,207 compared to cash in the amount of $10,943 as at December 31, 2006.

Results of Operations for the quarter ended March 31, 2007

We did not earn any revenues from January 1, 2007 through the reporting period ended March 31, 2007.

We incurred a loss from operating expenses in the amount of $4,811 for the three months ended March 31, 2007.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Item 3. Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president. Based upon that evaluation, our company’s president concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president as appropriate, to allow timely decisions regarding required disclosure

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 5, 2007, we closed a private placement of 728,000 common shares at a purchase price of $0.235 per share to one (1) non U.S. person (as that term is defined in Regulation S promulgated under the Securities Act of 1933) for gross proceeds of $171,080. The shares were issued in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933

On May 2, 2007, we granted stock options to 10 employees, consultants, officers and directors of our company to purchase an aggregate of 3,850,000 shares of our common stock at an exercise price of $1.00 per share, exercisable until May 2, 2012. We issued the stock options to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On March 7, 2007 our Board of Directors approved a 2.1 for one (1) forward stock split of our authorized and issued and outstanding shares of common stock. On March 16, 2007, our Board of Directors approved an increase of the forward stock split to 2.6 for one (1). The forward stock split was effective with the Secretary of State of Nevada on March 22, 2007. As a result, our authorized capital increased from 50,000,000 shares of common stock with a par value of $0.001 to 130,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital increased from 13,220,000 shares of common stock to 34,372,000 shares of common stock.

Item 6.	Exhibits.

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 filed on September 21, 2004).

3.2	Bylaws (incorporated by reference from our Form SB-2 filed on September 21, 2004).

3.3	Certificate of Change filed with the Secretary of State of Nevada on March 22, 2007 (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2007).

3.4	Certificate of Correction filed with the Secretary of State of State of Nevada on March 19, 2007 (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2007)

(10)	Material Contracts

10.1	Assignment and Assumption Agreement (incorporated by reference from our Form SB-2 filed on September 21, 2004).

10.2	Declaration of Trust (incorporated by reference from our Form SB-2 filed on September 21, 2004).

10.3	Letter Agreement dated April 5, 2007 (incorporated by reference from our Current Report on Form 8-K filed on April 25, 2007).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2004).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITA EQUITY INC.

By: /s/ Dwight Webb
Dwight Webb
President and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)
Date: May 18, 2007