Form 10QSB
period 2007-06-30
Euoko, Inc.
filed 2007-08-14
CIK 1125918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number	000-51163
EUOKO, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0371180
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 314 – 837 West Hastings Street Vancouver, British Columbia, Canada V6C 3N6
(Address of principal executive offices)

604.684.6412
(Issuer’s telephone number)

VITA EQUITY, INC.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes [ X ]     No [    ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

35,100,000 common shares issued and outstanding as of August 8, 2007

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

These financial statements have been prepared by Euoko, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of June 30, 2007, and our results of operations, stockholders’ deficit, and our cash flows for the three month period ended June 30, 2007. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s Form 10-KSB.

2

EUOKO, INC. (formerly VITA EQUITY INC.) AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2007 (UNAUDITED)

3

EUOKO, INC (formerly VITA EQUITY INC.) AND SUBSIDIARY

CONTENTS

PAGE	F1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006
PAGE	F2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)
PAGE	F3	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
PAGE	F4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)
PAGE	F5-11	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2007 (UNAUDITED)

EUOKO, INC. (formerly VITA EQUITY INC.) AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2007 (unaudited)	December 31, 2006

CURRENT ASSETS
Cash	$152,569	$10,943
Assets related to discontinued operations:
Accounts receivable, trade	-	12,689
Accounts receivable, related party	2,188	684,963

Total Assets	$154,757	$708,595

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$14,299	$8,923
Due to stockholder	37,574	30,313
Liabilities related to discontinued operations:
Accounts payable	20,238	660,197

Total liabilities	72,111	699,433

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value, 100,000,000 shares authorized, none issued and outstanding
Commons stock, $.001 par value, 130,000,000 shares authorized, 35,100,000 shares and 34,372,000 issued and outstanding at
June 30, 2007 and December 31, 2006, respectively	13,948	13,220
Additional paid in capital	170,352	-
Deficit	(110,690)	(13,788)
Accumulated other comprehensive income	9,036	9,730
Total stockholders’ equity	82,646	9,162

Total liabilities and stockholders’ equity	$154,757	$708,595

See accompanying notes to condensed consolidated financial statements.

F1

EUOKO, INC. (formerly VITA EQUITY INC.) AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2007 AND 2006 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES	50,722	20,120	55,533	21,017

LOSS from continuing operations	(50,722)	(20,120)	(55,533)	(21,017)

INCOME (LOSS) from discontinued operations	(16,082)	(646)	(41,369)	1,378

NET LOSS	(66,804)	(20,766)	(96,902)	(19,639)

Other comprehensive income (loss), foreign currency translation adjustments	(316)	2,578	(694)	2,352

COMPREHENSIVE LOSS	(67,120)	$(18,188)	$(97,596)	$(17,287)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$ -	$ -	$ -	$ -

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	35,060,000	13,220,000	34,717,901	13,220,000

See accompanying notes to condensed consolidated financial statements.

F2

EUOKO, INC. (formerly VITA EQUITY INC.) AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

	Shares	Amount	Additional Paid in Capital	Deficit	Accumulated Other Comprehensive Income (loss)	Total

BALANCE, JANUARY 1, 2007	34,372,000	$ 13,220	$ -	$ (13,788)	$ 9,730	$ 9,162

Shares issued for Private Placement	728,000	728	170,352	-	-	171,080

Foreign currency translation loss	-	-	-	-	(694)	(694)

Net loss	-	-	-	(96,902)		(96,902)

BALANCE, JUNE 30, 2007	35,100,000	$ 13,948	$ 170,352	$ (110,690)	$ 9,036	$ 82,646

See accompanying notes to condensed consolidated financial statements.

F3

EUOKO, INC. (formerly VITA EQUITY INC.) AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

	Six Months Ended
	June 30,	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (96,902)	$ (19,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	41,369	(1,378)

Changes in operating assets and liabilities,
Accounts payable	5,376	(3,920)
Due to stockholder	7,261	-
Net cash used in operating activities from continuing operations	(42,896)	(24,937)

Change in discontinued assets (liabilities)	14,136	37,079

Net cash provided by operating activities	(28,760)	12,142

Cash flows provided by financing activities
Issuance of common shares	171,080	-

Effect of exchange rate changes	(694)	2,352

Net INCREASE IN CASH	141,626	14,494

CASH, BEGINNING OF PERIOD	10,943	7,684

CASH, END OF PERIOD	152,569	22,178

See accompanying notes to condensed consolidated financial statements.

F4

EUOKO, INC. (formerly VITA EQUITY INC.) AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2007 and 2006 (UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Vita Equity Inc. was incorporated in the state of Nevada on July 25, 2000. Vita Equity Inc. acquired all of the outstanding common shares of Vita Equity Inc. (Canada) on September 20, 2000.

The Company was involved in the manufacture of custom ordered jewelry from precious metals and precious stones. On February 27, 2007, the company decided to discontinue its jewelry operations and is currently contemplating on pursuing a new line of business for the Company (see note 2).

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

On May 24th, 2007 the Company changed its name from Vita Equity Inc. to Euoko, Inc.

Going concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company has net losses of $96,902 for the six months ended June 30, 2007, and as of June 30, 2007 the Company had an accumulated deficit of $110,690. The company has also decided to discontinue its jewelry operations business (see note 2). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan is to attempt to raise additional capital until such time the Company is able to generate sufficient operating revenue. In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern. The company has gone through a winding down of its operations, and the ability to continue as a going concern is dependant upon the addition of profitable operations and support from stockholders and investors.

Principles of consolidation

The consolidated financial statements include the accounts and operations of Vita Equity Inc. and its wholly owned subsidiary Vita Equity Inc. (Canada). Intercompany accounts and transactions have been eliminated in consolidation.

F5

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

Earnings (loss) per common share

Net income (loss) per common share (basic and diluted) is based on the net income (loss) divided by the weighted average number of common shares outstanding during each year. Basic and diluted earnings per share are the same as the Company does not have any common stock equivalents or other potentially dilutive securities.

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

Other comprehensive income (loss) was $(694) and $2,352 for the six months ended June 30, 2007 and 2006, respectively.

F6

Adoption of new accounting policy

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) — an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2007, the Company does not have a liability for unrecognized tax uncertainties.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2007, The Company has no accrued interest or penalties related to uncertain tax positions.

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

F7

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

On February 20, 2007, the Company decided to discontinue its jewelry operations as it was not sufficiently profitable and management had determined that prospects for the business are not good. Management is currently concentrating its efforts on pursuing a change of business for the Company. As such, the results of these operations have been reflected as discontinued operations in the accompanying statements of operations for the six months ended June 30, 2007.

Credit was extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performed ongoing credit assessments of its customers and maintained an allowance for doubtful accounts. The Company had no sales during the six month period ended June 30, 2007. As of June 30, 2007 and December 31, 2006, 100% and 98% of the Company’s accounts receivable was from Montecristo Jewelers Ltd., a related party.

The Company purchased all of its precious metals from one vendor and its precious stones from various suppliers. The Company made no material precious metals purchases for the six month period ended June 30, 2007.

F8

NOTE 2	DISCONTINUED OPERATIONS (continued)

Income (loss) from discontinued operations was as follows:

	June 30,	June 30,
	2007	2006

REVENUES:
Trade	-	-
Related Party	-	701,956
Total Revenue	-	701,956

COST OF SALES	-	(663,818)

GROSS PROFIT	-	38,138

OPERATING EXPENSES	41,369	36,760

INCOME (LOSS) from discontinued operations	$ (41,369)	$ 1,378

NOTE 3	RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	Three Months Ended		Six Months Ended
	June 30, 2007 (unaudited)	June 30, 2006 (unaudited)	June 30, 2007 (unaudited)	June 30, 2006 (unaudited)

Sales	$-	$381,488	$-	$701,955
Rent	$2,044	$2,005	$3,965	$3,954

Related party sales represent sales to Montecristo Jewelers Ltd., a Canadian company owned by a beneficial stockholder of the Company. At June 30, 2007, $2,189 was due from this related party for sales on account.

The Company leases office space from CMMG Finance Inc., a company controlled and owned by Mr. Pasquale Cusano, who is also the beneficial owner of Montecristo Jewelers Ltd., and Nuvo Magazine Ltd., a beneficial stockholder of the Company. In October 2003, the Company renewed the lease which now expires in September 2007 and requires monthly lease payments of $662. There were $2,112 and $0 accounts payable due to this related party for rent at June 30, 2007 and December 31, 2006.

Due to stockholder at June 30, 2007 and December 31, 2006 totaled $37,574 and $30,313 respectively, are non-interest bearing, with no fixed maturity date.

F9

NOTE 4	INCOME TAXES

Significant components of the Company’s deferred income tax assets at June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
	2007	2006

Deferred income tax asset:
Net operating loss carry forward	$ 18,881	$ 185
Valuation allowance	(18,881)	(185)

Net deferred income tax asset	$ -	$ -

The Company, based upon its history of losses in the U.S. parent Company and management’s assessment of when these operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the U.S. net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

Reconciliation of the effective income tax rate to the U.S and Canadian statutory rates are as follows:

	June 30,	December 31,
	2007	2006

Tax expense at the U.S. statutory income tax rate	34%	34%
(Utilization of) increase in the valuation allowance	(34%)	(34%)
Effective income tax rate	-	-

Net operating loss carry forwards from U.S. operations totaling approximately $55,533 federal at June 30, 2007 are being carried forward. The net operating loss carry forwards expire at various dates through 2027 for federal purposes.

NOTE 5	SUBSEQUENT EVENTS

Subsequent to June 30, 2007 the Company entered into an amended and restated share exchange agreement to amend a letter agreement with Brandon C. Truaxe, Julio Torres and CMMG Finance Inc. signed on April 5, 2007. The amending agreement provides that we will acquire all of the issued and outstanding shares of Euoko Inc. Canada, a private Canadian company engaged in the business of the development, marketing and distribution of luxury skin treatments.

The agreement requires that the closing take place on or before October 31, 2007, failing which, any party may elect to terminate the agreement.

a.       Pay CMMG Finance Inc. $110,000, Mr. Truaxe $28,000 and Mr. Torres $7,000

b.       Issue to Mr. Truaxe 12,285,000 preferred shares; whereas each common share of the Company will carry voting rights of one vote per common share, each preferred share issued to Mr. Truaxe will carry voting rights of 500 votes per preferred share; and

c.       Issue 1,500,000 options, the terms of which have yet to be defined, as follows:

200,000 to Mr. Truaxe;

50,000 to Mr. Torres; and,

1,250,000 to a person or persons to be designated by Mr. Torres and Mr. Truaxe prior to closing.

F10

NOTE 5      SUBSEQUENT EVENTS (continued)

Mr. Truaxe and Mr. Torres collectively own 35.67% of the Company’s issued and outstanding shares of common stock. Mr. Truaxe, Mr. Torres and CMMG collectively own 100% of the issued and outstanding shares of Euoko’s common stock.

F11

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

Business Development During Last Three Years

Since our incorporation we have been in the business of manufacturing custom pieces of jewelry on a piece-by-piece basis for our customers. As our operations have not been sufficiently profitable and our future prospects for our business are not good, our company’s management closed our jewelry operations and are currently concentrating their efforts on pursuing a change of business for our company. We are currently seeking a business opportunity in the beauty products/cosmetics industry.

Corporate History

We were incorporated in the State of Nevada on July 25, 2000, with an authorized capital of 50,000,000 common shares with a par value of $0.001.

Our common shares were quoted for trading on the NASDAQ’s Over-the-Counter Bulletin Board on January 30, 2006, under the symbol "VEQI".

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

The forward stock split became effective with NASDAQ’s Over-the-Counter Bulletin Board at the opening for trading on March 22, 2007 under the new stock symbol “VIEQ”.

On May 24, 2007, we merged with out wholly owned subsidiary Euoko Inc. Pursuant to the amalgamation, we changed our name to “Euoko, Inc.”. Our subsidiary was incorporated for the purposes of the amalgamation.

Our change of name became effective with the NASDAQ’s Over-the-Counter Bulletin Board at opening for trading on May 25, 2007 under the new stock symbol “EUKO”. Our new Cusip number is 29841 M 103.

On May 31, 2007, a majority of our shareholders voted in favor of amending our Articles of Incorporation to include a new class of shares. Our shareholders approved the creation of 100,000,000 preferred shares with a par value of $0.001. In addition, shareholders gave our directors the right to fix the designations, rights, preferences or other variations of each class or series within each class of capital stock of our company. The creation of the new preferred shares was effective with the Nevada Secretary of State on June 22, 2007.

As a result of the creation of the preferred shares, our authorized capital now consists of 130,000,000 shares of common stock with a par value of $0.001 and 100,000,000 preferred shares with a par value of $0.001.

Our Current Business

As we do not presently have an operating business that we can pursue, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company. Management of our company does not believe that we will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our common shares. We are currently seeking a business opportunity in the beauty products/cosmetics industry.

On April 5, 2007, we entered into a letter agreement with Brandon C. Truaxe, Julio Torres and CMMG Finance Inc. to acquire all of the issued and outstanding shares of Euoko, Inc., a company located in Toronto, Ontario which develops and sells skin care products.

On July 23, 2007, we entered into an amended and restated share exchange agreement with Brandon C. Truaxe, Julio Torres and CMMG Finance Inc. which amends and restates the agreement entered into on April 5, 2007. We expect to close the amended and restated share exchange agreement in September 2007.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Cash Requirements

Over the twelve month period ending June 30, 2008, we anticipate that we will have to raise any additional monies through private placements of our equity securities and/or debt financing in order that we may fund the identification and evaluation of a suitable business opportunity.

Product Research and Development

Unless we acquire a new business, we do not anticipate that we will expend any significant monies on research and development over the twelve months ending June 30, 2008.

Purchase of Significant Equipment

Unless we acquire a new business, we do not intend to purchase any significant equipment over the twelve months ending June 30, 2008.

Liquidity and Capital Resources

As of the date of this annual report, we have yet to generate any revenues from our business activities.

As of June 30, 2007, our total assets were $154,757 as compared to total assets of $708,595 as at December 31, 2006.

As of June 30, 2007, our total current liabilities were $72,111, as compared to total current liabilities of $699,433 as at December 31, 2006.

As of June 30, 2007, we had cash in the amount of $152,569 compared to cash in the amount of $10,943 as at December 31, 2006.

Results of Operations for the quarter ended March 31, 2007

We did not earn any revenues from January 1, 2007 through the reporting period ended June 30, 2007.

We incurred a loss from operating expenses in the amount of $96,902 for the six months ended June 30, 2007.

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

Risks Related to Our Business

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

Risks Related to Our Common Stock

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

Other Risks

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president. Based upon that evaluation, our company’s president concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

On May 31, 2007 a majority of our shareholders voted in favor of amending our Articles of Incorporation to include a new class of shares. The shareholders approved the creation of 100,000,000 preferred shares with a par value of $0.001. In addition, the shareholders also gave the directors the right to fix the designations, rights, preferences or other variations of each class or series within each class of capital stock of our company.

Item 5.	Other Information.

With the approval of our board of directors, we changed our name to Euoko, Inc., effective May 24, 2007. We changed our name pursuant to a merger with our wholly owned subsidiary Euoko, Inc. which was incorporated for the purposes of the change of name.

The name change became effective with NASDAQ’s Over-the-Counter Bulletin Board at the opening of trading on May 25, 2007 under the new stock symbol “EUKO”. Our new CUSIP number is 29841M 103.

On June 22, 2007, the Nevada Secretary of State accepted for filing a Certificate of Amendment to Articles of Incorporation in connection with the creation of the new class of shares approved by our shareholders.

Our capital stock now consists of 130,000,000 shares of common stock with a par value of $0.001 and 100,000,000 Preferred Shares with a par value of $0.001.

Item 6.	Exhibits.

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 filed on September 21, 2004).
3.2	Bylaws (incorporated by reference from our Form SB-2 filed on September 21, 2004).
3.3	Certificate of Change filed with the Secretary of State of Nevada on March 22, 2007 (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2007).
3.4	Certificate of Correction filed with the Secretary of State of State of Nevada on March 19, 2007 (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2007)
3.5	Articles of Merger filed with the Secretary of State of Nevada on May 17, 2007 and which is effective May 24, 2007 (incorporated by reference from our Current Report on Form 8-K filed on May 25, 2007)
3.6	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 22, 2007 (incorporation by reference from our Current Report on form 8-K filed on June 28, 2007)
(10)	Material Contracts
10.1	Assignment and Assumption Agreement (incorporated by reference from our Form SB-2 filed on September 21, 2004).
10.2	Declaration of Trust (incorporated by reference from our Form SB-2 filed on September 21, 2004).
10.3	Letter Agreement dated April 5, 2007 (incorporated by reference from our Current Report on Form 8-K filed on April 25, 2007).
10.4	Amended and Restated Share Exchange Agreement (incorporated by reference from our Current Report on Form 8-K filed on July 27, 2007)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2004).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITA EQUITY INC.

By:         /s/ Dwight Webb

Dwight Webb

President and Director

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)

Date: August 10, 2007

- 14 -