Form 10QSB
period 2007-09-30
Euoko, Inc.
filed 2007-11-14
CIK 1125918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

35,100,000 common shares issued and outstanding as of November 13, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

EUOKO, INC. (formerly VITA EQUITY INC.) AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

EUOKO, INC (formerly VITA EQUITY INC.) AND SUBSIDIARY

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

PAGE	5-10	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2007 (UNAUDITED)

EUOKO, INC. (formerly VITA EQUITY INC.) AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September
	30, 2007	December 31,
	(unaudited)	2006
CURRENT ASSETS
Cash	$114,346	$10,943
Assets related to discontinued operations:
Accounts receivable, trade	-	12,689
Accounts receivable, related party	2,320	684,963

Total Assets	$116,666	$708,595

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,960	$8,923
Due to stockholder	45,395	30,313
Liabilities related to discontinued operations:
Accounts payable	12,677	660,197

Total liabilities	64,032	699,433

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value, 100,000,000 shares authorized, none issued and outstanding
Commons stock, $.001 par value, 130,000,000 shares authorized,
35,100,000 shares and 34,372,000 issued and outstanding at
September 30, 2007 and December 31, 2006, respectively	13,948	13,220
Additional paid in capital	170,352	-
Deficit	(139,654)	(13,788)
Accumulated other comprehensive income	7,988	9,730
Total stockholders’ equity	52,634	9,162

Total liabilities and stockholders’ equity	$116,666	$708,595

See accompanying notes to condensed consolidated financial statements.

EUOKO, INC. (formerly VITA EQUITY INC.) AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September	September	September	September
	30,	30,	30,	30,
	2007	2006	2007	2006
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES	16,784	5,518	72,317	26,535
LOSS from continuing operations	(16,784)	(5,518)	(72,317)	(26,535)
INCOME (LOSS) from discontinued operations	(12,180)	13,290	(53,549)	14,668
NET LOSS	(28,964)	(7,772)	(125,866)	(11,867)
Other comprehensive income (loss), foreign currency
translation adjustments	(1,048)	70	(1,742)	2,422
COMPRHENSIVE LOSS	(30,012)	$(7,702)	$(127,608)	$(9,445)
NET LOSS PER COMMON SHARE, BASIC AND
DILUTED	$-	$-	$-	$-
WEIGHTED AVERAGE SHARES
OUTSTANDING, BASIC AND DILUTED	35,060,000	13,220,000	34,717,901	13,220,000

See accompanying notes to condensed consolidated financial statements.

EUOKO, INC. (formerly VITA EQUITY INC.) AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

					Accumulated
			Additional		Other
			Paid in		Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

BALANCE, JANUARY 1, 2007	34,372,000	$13,220	$-	$(13,788)	$9,730	$9,162
Shares issued for Private Placement	728,000	728	170,352	-	-	171,080
Foreign currency translation loss	-	-	-	-	(1,742)	(1,742)
Net loss	-	-	-	(125,866)		(125,866)
BALANCE, SEPTEMBER 30, 2007	35,100,000	$13,948	$170,352	$(139,654)	$7,988	$52,634

See accompanying notes to condensed consolidated financial statements.

EUOKO, INC. (formerly VITA EQUITY INC.) AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(125,866)	$(11,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	53,549	(14,668)

Changes in operating assets and liabilities,
Accounts payable	(2,963)	(9,865)
Due to stockholder	15,082	-
Net cash used in operating activities from continuing operations	(60,198)	(36,400)

Change in discontinued assets (liabilities)	(5,737)	30,620

Net cash provided by operating activities	(65,935)	(5,780)

Cash flows provided by financing activities
Issuance of common shares	171,080	-

Effect of exchange rate changes	(1,742)	2,422

NET INCREASE (DECREASE) IN CASH	103,403	(3,358)

CASH, BEGINNING OF PERIOD	10,943	7,684

CASH, END OF PERIOD	114,346	4,326

See accompanying notes to condensed consolidated financial statements.

EUOKO, INC. (formerly VITA EQUITY INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 and 2006 (UNAUDITED)

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

One May 24th, 2007 the Company changed its name from Vita Equity Inc. to Euoko, Inc.

Going concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company has net losses of $125,866 for the nine months ended September 30, 2007, and as of September 30, 2007 the Company had an accumulated deficit of $139,654. The company has also decided to discontinue its jewelry operations business (see note 2). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan is to attempt to raise additional capital until such time the Company is able to generate sufficient operating revenue. In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern. The company has gone through a winding down of its operations, and the ability to continue as a going concern is dependant upon the addition of profitable operations and support from stockholders and investors.

Principles of consolidation

The consolidated financial statements include the accounts and operations of Vita Equity Inc. and its wholly owned subsidiary Vita Equity Inc. (Canada). Intercompany accounts and transactions have been eliminated in consolidation.

EUOKO, INC. (formerly VITA EQUITY INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 and 2006 (UNAUDITED)

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

Other comprehensive income (loss) was $(1,742) and $2,422 for the nine months ended September 30, 2007 and 2006, respectively.

EUOKO, INC. (formerly VITA EQUITY INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 and 2006 (UNAUDITED)

Adoption of new accounting policy

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) — an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2007, the Company does not have a liability for unrecognized tax uncertainties.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2007, The Company has no accrued interest or penalties related to uncertain tax positions.

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
AS OF SEPTEMBER 30, 2007 and 2006 (UNAUDITED)

NOTE 2	DISCONTINUED OPERATIONS

On February 20, 2007, the Company decided to discontinue its jewelry operations as it was not sufficiently profitable and management had determined that prospects for the business are not good. Management is currently concentrating its efforts on pursuing a change of business for the Company. As such, the results of these operations have been reflected as discontinued operations in the accompanying statements of operations for the nine months ended September 30, 2007.

Credit was extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performed ongoing credit assessments of its customers and maintained an allowance for doubtful accounts. The Company had no sales during the nine month period ended September 30, 2007. As of September 30, 2007 and December 31, 2006, 100% and 98% of the Company’s accounts receivable was from Montecristo Jewelers Ltd., a related party.

The Company purchased all of its precious metals from one vendor and its precious stones from various suppliers. The Company made no material precious metals purchases for the nine month period ended September 30, 2007.

Income (loss) from discontinued operations was as follows:

	September 30,	September 30,
	2007	2006

REVENUES:
Trade	-	-
Related Party	-	1,117,969
Total Revenue	-	1,117,969

COST OF SALES	-	(1,028,842)

GROSS PROFIT	-	89,127

OPERATING EXPENSES	53,549	74,458

INCOME (LOSS) from discontinued
operations	$(53,549)	$14,669

EUOKO, INC. (formerly VITA EQUITY INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 and 2006 (UNAUDITED)

NOTE 3	RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$-	$416,014	$-	$1,117,969
Rent	$2,144	$2,008	$6,109	$5,962

Related party sales represent sales to Montecristo Jewelers Ltd., a Canadian company owned by a beneficial stockholder of the Company. At September 30, 2007, $2,320 was due from this related party for sales on account.

The Company leases office space from CMMG Finance Inc., a company controlled and owned by Mr. Pasquale Cusano, who is also the beneficial owner of Montecristo Jewelers Ltd., and Nuvo Magazine Ltd., a beneficial stockholder of the Company. In October 2003, the Company renewed the lease which now requires monthly lease payments of $679. There were $2,238 and $nil accounts payable due to this related party for rent at September 30, 2007 and December 31, 2006.

Due to stockholder at September 30, 2007 and December 31, 2006 totaled $45,395 and $30,313 respectively, are non-interest bearing, with no fixed maturity date.

NOTE 4	INCOME TAXES

Significant components of the Company’s deferred income tax assets at September 30, 2007 and December 31, 2006 are as follows:

	September 30,	December 31,
	2007	2006
Deferred income tax asset:
Net operating loss carry forward	$24,588	$185
Valuation allowance	(24,588)	(185)
Net deferred income tax asset	$-	$-

The Company, based upon its history of losses in the U.S. parent Company and management’s assessment of when these operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the U.S. net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

EUOKO, INC. (formerly VITA EQUITY INC.) AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 and 2006 (UNAUDITED)

NOTE 4	INCOME TAXES continued

Reconciliation of the effective income tax rate to the U.S and Canadian statutory rates are as follows:

	June 30,	December 31,
	2007	2006

Tax expense at the U.S. statutory income tax rate	34%	34%
(Utilization of) increase in the valuation allowance	(34%)	(34%)
Effective income tax rate	-	-

Net operating loss carry forwards from U.S. operations totaling approximately $72,317 federal at September 30, 2007 are being carried forward. The net operating loss carry forwards expire at various dates through 2027 for federal purposes.

NOTE 5	SUBSEQUENT EVENTS

Subsequent to September 30, 2007 the Company entered into an amended and restated share exchange agreement to amend a letter agreement with Brandon C. Truaxe, Julio Torres and CMMG Finance Inc. signed on April 5, 2007. The amending agreement provides that we will acquire all of the issued and outstanding shares of Euoko Inc. Canada, a private Canadian company engaged in the business of the development, marketing and distribution of luxury skin treatments.

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

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us”, “our” and “Euoko” mean Euoko, Inc. and our wholly owned subsidiary, Vita Equity Inc. (Canada), unless otherwise indicated.

Business Development

We are currently pursuing a business opportunity in the beauty products/cosmetics industry. Previously, we were engaged in the jewelry business. As our operations were not sufficiently profitable and our future outlook in our former business not strong, we ceased our jewelry operations.

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

On May 24, 2007, we merged with our wholly owned subsidiary Euoko Inc. Pursuant to the amalgamation, we changed our name to “Euoko, Inc.” Our subsidiary was incorporated for the purposes of the amalgamation.

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

Our Current Business

We are currently pursuing a business opportunity in the beauty products/cosmetics industry. As we do not presently have an operating business that we can pursue, we are focussed on entering into a business opportunity in the beauty products/cosmetics industry. If we are not able to enter into a suitable business opportunity, shareholders will not realize any return on their investment in our company, and there will be no market for our common shares.

On April 5, 2007, we entered into a letter agreement with Brandon C. Truaxe, Julio Torres and CMMG Finance Inc. to acquire all of the issued and outstanding shares of Euoko, Inc., a company located in Toronto, Ontario which develops and sells skin care products.

On July 23, 2007, we entered into an amended and restated share exchange agreement with Brandon C. Truaxe, Julio Torres and CMMG Finance Inc. which amends and restates the agreement entered into on April 5, 2007. The closing date for the amended and restated share exchange agreement has not yet been determined.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Cash Requirements

Over the twelve month period ending September 30, 2008, we anticipate that we will have to raise any additional funds we may require through private placements of our equity securities and/or debt financing. In this way, we intend to fund the identification and evaluation of a suitable business opportunity.

Product Research and Development

Unless we acquire a new business, we do not anticipate that we will expend any significant monies on research and development over the twelve months ending September 30, 2008.

Purchase of Significant Equipment

Unless we acquire a new business, we do not intend to purchase any significant equipment over the twelve months ending September 30, 2008.

Liquidity and Capital Resources

As of the date of this annual report, we have yet to generate any revenues from our business activities.

As of September 30, 2007, our total assets were $116,666 as compared to total assets of $708,595 as at December 31, 2006.

As of September 30, 2007, our total current liabilities were $64,032, as compared to total current liabilities of $699,433 as at December 31, 2006.

As of September 30, 2007, we had cash in the amount of $114,346 compared to cash in the amount of $10,943 as at December 31, 2006.

Results of Operations for the three months ended September 30, 2007.

We did not earn any revenues from January 1, 2007 through the reporting period ended September 30, 2007.

We incurred a loss from continuing operations in the amount of $16,784 for the three months ended September 30, 2007 compared to a loss of only $5,518 for the three months ended September 30, 2006.

We incurred a loss from discontinued operations in the amount of $12,180 for the three months ended September 30, 2007 compared to a loss of $13,290 for the three months ended September 30, 2006.

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

Risks Associated with our Business

We may not succeed in obtaining an appropriate business opportunity and we may never become profitable. Investors may lose their entire investment in our company.

We may not succeed in obtaining an appropriate business opportunity and we may never become profitable. We are, and will continue to be, a small participant amongst numerous other companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are our competition in seeking suitable business opportunities or business combinations. Many of the companies against whom we are competing have greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. We will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

In the event that we acquire a business opportunity, the success of our operations may be dependent upon the management of the successor business and a number of other factors beyond our control. The future of our company is uncertain and any investment in our company carries a high degree of risk.

The future success or failure of our company will depend to a great extent on the operations, financial condition and management of any identified business opportunity. While management intends to seek business opportunities and/or business combinations with entities which have established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business acquisition, the success of our operations may be dependent upon the management of the successor business, together with a number of other factors beyond our control. The future of our company is uncertain and any investment in our company carries a high degree of risk.

There is no assurance we will successfully complete the acquisition of a suitable business opportunity. If we do not, then we will likely never become profitable and investors will lose their entire investment in our company.

There is no assurance we will successfully complete the acquisition of a suitable business opportunity. If we do not, then we will likely never become profitable and investors will lose their entire investment in our company.

The issuance of common shares in connection with a business combination or opportunity will reduce the percentage of common shares owned by present and prospective shareholders and may result in a change in control.

Our primary plan of operation is based upon the acquisition of a business opportunity, which, in all likelihood, would result in us issuing common shares to shareholders of such company. Issuing previously authorized and unissued common shares in our capital will reduce the percentage of common shares owned by present and prospective shareholders and may result in a change in our control and/or management.

Risks Associated with our Company

We will likely be required to raise additional financing while we seek a suitable business opportunity. If we are unable to obtain adequate funds on terms we find acceptable, we may be required to delay, scale back or eliminate the acquisition or development of any business opportunity.

We anticipate that we will likely require additional financing while we are seeking a suitable business opportunity. We would also require further funds to finance the development of any business opportunity that we may acquire. We would likely secure any additional financing necessary through a private placement of our common shares. There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company.

We will likely raise additional funds by issuing equity securities and dilution of investment in our company will likely be the result.

We anticipate that we will likely require additional funds while we are seeking a suitable business opportunity and to finance the development of any business opportunity that we may acquire. We intend to raise these funds by issuing equity securities. If we do this, it will likely lead to dilution for investors in our company.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our company.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations likely will be primarily financed through the sale of equity securities in the foreseeable future, a decline in the price of our common stock would reduce our ability to raise money. This would likely have a significant negative effect on our business plans and operations. If our stock price declines, we may not be able to raise enough additional capital to acquire or develop a business opportunity and we may go out of business.

We have a limited operating history and if we are not successful in acquiring and developing a business, then we will likely have to go out of business.

We have a limited operating history on which it would be extremely difficult to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity. There is no assurance that we will identify a suitable business opportunity or complete a business combination. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so would likely cause us to go out of business.

Risks Associated with our Securities

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

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

As a result of a majority of our directors and officers are residents of other countries other than the United States and most of their assets are outside of the United States, investors may find it difficult to enforce within the United States any judgments obtained against our company or our directors and officers.

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

Item 3. Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer and our secretary and treasurer to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2007, the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 filed on September 21, 2004).

3.2	Bylaws (incorporated by reference from our Form SB-2 filed on September 21, 2004).

3.3	Certificate of Change filed with the Secretary of State of Nevada on March 22, 2007 (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2007).

3.4	Certificate of Correction filed with the Secretary of State of State of Nevada on March 19, 2007 (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2007)

3.5	Articles of Merger filed with the Secretary of State of Nevada on May 17, 2007 and which is effective May 24, 2007 (incorporated by reference from our Current Report on Form 8-K filed on May 25, 2007)

3.6	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 22, 2007 (incorporation by reference from our Current Report on form 8-K filed on June 28, 2007)

(10)	Material Contracts

10.1	Assignment and Assumption Agreement (incorporated by reference from our Form SB-2 filed on September 21, 2004).

10.2	Declaration of Trust (incorporated by reference from our Form SB-2 filed on September 21, 2004).

10.3	Letter Agreement dated April 5, 2007 (incorporated by reference from our Current Report on Form 8-K filed on April 25, 2007).

10.4	Amended and Restated Share Exchange Agreement (incorporated by reference from our Current Report on Form 8-K filed on July 27, 2007)

Exhibit	Description
Number

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on April 14, 2004).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITA EQUITY INC.

By: /s/ Dwight Webb
Dwight Webb
President and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

Date: November 13, 2007