Form 10QSB/A
period 2007-09-30
Euoko, Inc.
filed 2007-11-23
CIK 1125918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB /A

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

Explanatory Note: We are filing this amended Form 10-QSB/A to make corrections to our financial statements herein and to provide disclosure related to critical accounting policies.

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
35,100,000 and 34,372,000 shares issued and outstanding at
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

EUOKO, INC. (formerly VITA EQUITY INC.) AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September	September	September	September
	30,	30,	30,	30,
	2007	2006	2007	2006
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES	16,784	5,518	72,317	26,535
LOSS from continuing operations	(16,784)	(5,518)	(72,317)	(26,535)
INCOME (LOSS) from discontinued operations	(12,180)	13,290	(53,549)	14,668
NET LOSS	(28,964)	(7,772)	(125,866)	(11,867)
Other comprehensive income (loss), foreign currency
translation adjustments	(1,048)	70	(1,742)	2,422
COMPREHENSIVE LOSS	$(30,012)	$(7,702)	$(127,608)	$(9,445)
NET LOSS PER COMMON SHARE, BASIC AND
DILUTED	$-	$-	$-	$-
WEIGHTED AVERAGE SHARES
OUTSTANDING, BASIC AND DILUTED	35,060,000	34,372,000	34,717,901	34,372,000

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

EUOKO, INC. (formerly VITA EQUITY INC.) AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(125,866)	$(11,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	53,549	(14,668)

Changes in operating assets and liabilities,
Accounts payable	(2,963)	(9,865)
Due to stockholder	15,082	-
Net cash used in operating activities from continuing operations	(60,198)	(36,400)

Change in discontinued assets (liabilities)	(5,737)	30,620

Net cash used in operating activities	(65,935)	(5,780)

Cash flows provided by financing activities
Issuance of common shares	171,080	-

Effect of exchange rate changes	(1,742)	2,422

NET INCREASE (DECREASE) IN CASH	103,403	(3,358)

CASH, BEGINNING OF PERIOD	10,943	7,684

CASH, END OF PERIOD	$114,346	$4,326

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

On May 24th, 2007, the Company merged with its wholly owned subsidiary, Euoko, Inc. Pursuant to the amalgamation, the Company changed its name to “Euoko, Inc.” The subsidiary was incorporated for the purposes of the amalgamation.

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

NOTE 5	OTHER MATTERS

The Company has entered into an amended and restated share exchange agreement to amend a letter agreement with Brandon C. Truaxe, Julio Torres and CMMG Finance Inc. initially signed on April 5, 2007. The amending agreement provides that we will acquire all of the issued and outstanding shares of Euoko Inc. Canada, a private Canadian company engaged in the business of the development, marketing and distribution of luxury skin treatments.

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

As of November 14, 2007, this agreement has not yet been consummated.

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

EUOKO, INC.

By: /s/ Dwight Webb
Dwight Webb
President and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

Date: November 21 , 2007