Form 10QSB
period 2008-01-31
Euoko Group Inc.
filed 2008-03-24
CIK 1125918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 000-51163

EUOKO GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0547993
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

67 Mowat Avenue, Suite 535, Toronto, Ontario, Canada M6K 3E3
(Address of principal executive offices)

416-657-3456
(Issuer’s telephone number)

Euoko Inc.
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
(Check one): Yes [   ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

35,100,000 common shares issued and outstanding as of March 21, 2008

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2008 (UNAUDITED)

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2008 (UNAUDITED) AND JULY 31, 2007

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2008 AND 2007 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY AT JANUARY 31, 2008 (UNAUDITED)

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2008 AND 2007 (UNAUDITED)

PAGE	5-16	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JANUARY 31, 2008 (UNAUDITED)

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	January 31,	July 31,
	2008	2007
	(unaudited)
CURRENT ASSETS
Cash	$82,569	$145,941
Accounts receivable	102,810	-
Sales tax receivable	86,248	51,823
Income tax receivable	16,470	16,545
Prepaid expenses and deposits	40,654	13,221
Inventories	298,874	284,767
Total current assets	627,625	512,297

Property, plant and equipment, net	78,662	75,667
Goodwill	62,592	-

Total Assets	$768,879	$587,964

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$466,715	$274,886
Deferred revenue	49,751	-
Due to stockholders	46,119	14,449
Total current liabilities	562,585	289,335

Loans payable	2,158,170	985,320

Total liabilities	2,720,755	1,274,655

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $.001 par value, 100,000,000 shares authorized,
12,285,000 shares issued and outstanding	12,285	12,285
Commons stock, $.001 par value, 130,000,000 shares authorized,
35,100,000 shares issued and outstanding	35,100	35,100
Additional paid-in capital	55,392	164,292
Accumulated other comprehensive loss	(67,838)	(34,614)
Accumulated deficit	(1,986,815)	(863,754)
Total stockholders’ deficiency	(1,951,876)	(686,691)

Total liabilities and stockholders’ deficiency	$768,879	$587,964

See accompanying notes to condensed consolidated financial statements.

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED
JANUARY 31, 2008 AND 2007 (UNAUDITED)

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2008	2007	2008	2007

Sales	$227,894	$40,985	$353,317	$94,860

Cost of Sales	102,857	17,288	156,978	21,192

Gross Profit	125,037	23,697	196,339	73,668

Operating expenses
Amortization	6,748	1,028	12,771	1,367
Consulting fees	89,460	22,133	196,672	25,580
Financing charges	3,540	963	6,620	987
Interest charges	20,092	2,877	37,026	3,999
Marketing	278,269	20,089	477,474	26,554
General and administrative	54,180	17,909	108,084	39,595
Professional fees	38,051	350	53,612	3,115
Salaries and benefits	164,819	25,169	295,605	51,094
Selling costs	3,741	-	3,741	-
Travel and related	70,263	5,492	126,830	11,431

Total operating expenses	729,163	96,010	1,318,435	163,722

Net loss before income tax	(604,126)	(72,313)	(1,122,096)	(90,054)

(Provision) benefit for income tax	-	8,063	(965)	5,817

Net Loss	(604,126)	(64,250)	(1,123,061)	(84,237)

Other Comprehensive Income (loss)
Foreign currency translation adjustment	68,922	395	(33,224)	385

Comprehensive Loss	$(535,204)	$(63,855)	$(1,156,285)	$(83,852)

Loss per share, basic and diluted	($0.02)	($0.01)	($0.03)	($0.01)

Weighted average shares outstanding	35,100,000	27,762,000	35,100,000	27,762,000

See accompanying notes to condensed consolidated financial statements.

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
AT JANUARY 31, 2008 (UNAUDITED)

	Preferred		Common				Accumulated
	stock	Preferred	stock	Common	Additional		Other
	number of	stock	number of	stock	paid-in	Accumulated	Comprehensive
	shares	amount	shares	amount	capital	Deficit	Income (loss)	Total

BALANCE, AUGUST 1, 2007	12,185,000	$12,285	35,100,000	$35,100	$164,292	$(863,754)	$(34,614)	$(686,691)

Effect of reverse merger acquisition	-	-	-	-	(108,900)	-	-	(108,900)
Foreign currency translation adjustment	-	-	-	-	-	-	(33,224)	(33,224)
Net loss	-	-	-	-	-	(1,123,061)	-	(1,123,061)
BALANCE, JANUARY 31, 2008	12,285,000	$12,285	35,100,000	$35,100	$55,392	$(1,986,815)	$(67,838)	$(1,951,876)

See accompanying notes to condensed consolidated financial statements.

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2008 AND 2007 (UNAUDITED)

	Six Months Ended
	January 31,	January 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,123,061)	$(84,237)
Adjustments to reconcile net income loss to net cash used in operating activities:
Amortization	12,771	1,367
Salaries, fees, and interest expense contributed to capital	-	54,976

Changes in operating assets and liabilities:
Accounts receivable	(102,810)	11,344
Sales tax receivable	(33,360)	(3,951)
Income tax receivable	75	(14,794)
Prepaid expenses	(23,935)	(68,572)
Inventories	(14,107)	20,678
Accounts payable and accrued liabilities	162,826	(5,776)
Deferred revenue	49,751	-
Net cash used in operating activities	(1,071,850)	(88,965)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment	(15,766)	(17,168)
Net cash used in investing activities	(15,766)	(17,168)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Due to stockholders	14,229	(12,959)
Proceeds from loans	1,122,660	266,370
Distribution on reverse merger	(145,000)	-
Net cash provided by financing activities	991,889	253,411

Effect of exchange rate changes	32,355	(10,322)

NET INCREASE (DECREASE) IN CASH	(63,372)	136,956

CASH, BEGINNING OF PERIOD	145,941	21,664

CASH, END OF PERIOD	$82,569	$158,620

Supplemental cash flow information
Cash paid for income taxes	$836	$9,717

Cash paid for interest	$-	$222

Supplemental Non-Cash Investing and Financing Activities
Effect of reverse merger acquisition	$36,100	$-

See accompanying notes to condensed consolidated financial statements.

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2008 (UNAUDITED)

NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Euoko Group Inc (formerly Vita Equity Inc., the “Company”) was incorporated in the state of Nevada on July 25, 2000. On January 10, 2008, the Company changed its name to “Euoko Group Inc.” On March 7, 2008, the Company acquired all of the outstanding shares of Euoko Inc.

(Canada), a private Canadian company in exchange for $145,000 and 12,285,000 preferred shares and as a result Euoko Inc. (Canada) became a wholly owned subsidiary of the Company. The acquisition was accounted for as a reverse merger (recapitalization) with Euoko, Inc. (Canada) deemed to be the accounting acquirer and the Company the legal acquirer, effective January 31, 2008. Accordingly, the historical financial information presented in the financial statements is that of Euoko, Inc. (Canada) as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of Euoko, Inc. (Canada), the accounting acquirer, have been carried over in the recapitalization. The $145,000 has been recorded as a distribution to shareholders from the reverse merger. Euoko Inc. (Canada) is engaged in the development, marketing and distribution of luxury skin treatments.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

The condensed balance sheet information as of July 31, 2007 was derived from the audited financial statements of Euoko, Inc (Canada) included with a Form 8-K filed with the SEC on March 13, 2008. These interim financial statements should be read in conjunction with that report.

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2008 (UNAUDITED)

Going concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company has net losses of $1,123,061 for the six months ended January 31, 2008, and as of January 31, 2008 the Company had an accumulated deficit of $1,986,815. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan is to attempt to raise additional capital until such time the Company is able to generate sufficient operating revenue. In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern. The company’s ability to continue as a going concern is dependant upon the addition of profitable operations and support from stockholders and investors.

Principles of consolidation

The consolidated financial statements include the accounts and operations of Euoko Group Inc. and its wholly owned subsidiaries Euoko Inc., and Hewitt-Vevey Pharma Sciences Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due to banks, and any other highly liquid investments with a maturity of three months or less. The carrying amounts approximate fair values because of the short-term maturity of those instruments.

Accounts receivable

Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality of the customer and whether the balance is significant. At January 31, 2008 and July 31, 2007, there was no allowance for uncollectible trade receivables.

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2008 (UNAUDITED)

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment

Property and equipment is recorded at cost. The Company uses accelerated methods of depreciation over the estimated useful lives of the respective assets for financial reporting purposes. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful life of the improvements. The estimated useful lives used are as follows:

Office equipment	5 years
Computer equipment	3 years
Leasehold improvements	5 years
Laboratory equipment	5 years

Normal repairs and maintenance are expensed as incurred, whereas significant changes that materially increase values or useful lives are capitalized and depreciated over the estimated useful lives of the related assets.

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts receivable, sales taxes receivable and payable, income taxes receivable and payable and accounts payable and accrued liabilities. The fair value of these financial instruments approximates their carrying amount given the short period to receipt or payment of cash. The carrying value of notes payable approximates fair value based on the effective interest rates compared to current market rates.

Impairment of Long-lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2008 (UNAUDITED)

Goodwill and other intangible assets

Goodwill represents the excess of the cost of the acquired entity over the net of amounts assigned to assets acquired and liabilities assumed, and it is not amortized. The Company tests goodwill for impairment at least annually by using a two-step process. In the first step, the fair value of the reporting unit, estimated using a discounted cash flows approach, is compared with the carrying amount of the reporting unit, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence that an arrangement exists, delivery of the product has occurred and title has passed, the selling price is both fixed and determinable, and collectability is reasonably assured, all of which generally occurs upon shipment of the Company's product.

Shipping and handling fees and costs

Shipping and handling fees and costs billed to customers are included in net sales, and the actual costs incurred by the Company are included in cost of sales. Shipping and handling costs are charged to expenses as incurred.

Income taxes

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are recognized and measured using enacted tax rates at the balance sheet date. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce net deferred taxes to amounts that are more likely than not to be realized.

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2008 (UNAUDITED)

Stock-based compensation

The Company estimates the fair value of stock options using a Black-Scholes option pricing model, consistent with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123(R) requires all share-based payments to employees, including stock option grants, to be recognized in the income statement based on their fair values. The standard applies to newly granted awards and previously granted awards that are not fully vested on the date of adoption. The Company adopted SFAS 123(R) using the modified prospective method, which requires that compensation expense for the portion of awards for which the requisite service has not yet been rendered and that are outstanding as of the adoption date be recorded over the remaining service period. Prior to the adoption of SFAS No. 123(R) on February 1, 2006, the Company had no share-based payments. Accordingly, no prior periods have been restated, the impact of SFAS 123(R) is not presented, and no pro forma amounts are presented for 2006 had the Company recognized stock-based compensation in accordance with SFAS No. 123(R).

The Company accounts for options and warrants granted to non-employees under SFAS No. 123(R) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services. The Company measures the fair value of such options using the Black-Scholes option pricing model at each financial reporting date.

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

Comprehensive income (loss)

Comprehensive gain (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive gain (loss) should be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive gain (loss) is a foreign currency translation adjustment.

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES NOTES TO
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2008 (UNAUDITED)

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument.

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained non-controlling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2008 (UNAUDITED)

NOTE 2	INVENTORIES

Inventories consist of the following:

	January 31,	July 31,
	2008	2007
	(unaudited)
Raw materials	$145,663	$122,003
Work in process	50,165	14,102
Finished goods	103,046	148,662
	$298,874	$284,767

NOTE 3	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	January 31,	July 31,
	2008	2007
	(unaudited)
Office equipment	$24,149	$25,979
Computer equipment	33,972	24,081
Laboratory equipment	6,046	-
Leasehold improvements	42,239	39,487

	106,406	89,547
Less accumulated depreciation	(27,744)	(13,880)
	$78,662	$75,667

Depreciation expense was $6,748 and $12,771 for the three and six months ended January 31, 2008, and $1,028 and $1,367 for the three and six months ended January 31, 2007, respectively.

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2008 (UNAUDITED)

NOTE 4	LOANS PAYABLE

Loans payable consists of the following:

	January 31,	July 31,
	2008	2007
	(unaudited)

Loan payable which is secured by a promissory note, bears interest at 3.95% per annum payable at maturity, due October 23, 2011. The loan agreement allows for the Company to borrow up to $3,000,000. The Company recorded additional interest costs of $4,326 for the six months ended January 31, 2008 for the difference between a fair value rate of 4.2% and the note rate of 3.95%. In addition to interest, the Company must pay to the lender an introduction fee based on 2.35% of all gross revenues of Euoko Inc. (Canada) payable annually to a total maximum amount of $5,000,000 CDN ($5,019,000 US). The introduction fee was deferred by the lender to an effective start date of February 1, 2008 for calculating gross revenues.
	$2,107,980	$985,320

Loan payable which is secured by a promissory note, bears interest at 1.25% per annum payable at maturity, due March 6, 2013. The loan agreement allows for the Company to borrow up to $1,150,000. The Company recorded additional interest expense of $97 for the difference between a fair value rate of 4.2% and the note rate of 1.25%. Beginning February 1, 2008, in addition to interest, the Company must pay to the lender a royalty fee based on 8.75% of all gross revenues of Hewitt-Vevey Pharma Sciences Ltd, payable annually.	50,190	-

Total long-term debt	$2,158,170	$985,320
Less current portion	-	-
Net long-term debt	$2,158,170	$985,320

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2008 (UNAUDITED)

NOTE 5	CAPITAL STOCK

Common Stock

The holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at times and in amounts as our board of directors may determine. Each stockholder is entitled to one vote for each share of our common stock held on all matters submitted to a vote of the stockholders. Cumulative voting is not provided for in our articles of incorporation or any amendments thereto, which means that the majority of votes can elect all of the directors then standing for election. Common stock is not entitled to preemptive rights and is not subject to conversion or redemption. Upon the occurrence of a liquidation, dissolution or winding-up, the holders of shares of our common stock are entitled to share ratably in all assets remaining after payment of liabilities and satisfaction of preferential rights of any outstanding preferred stock. There are no sinking fund provisions applicable to our common stock. The outstanding shares of our common stock are fully paid and non-assessable.

Preferred Stock

Each shareholder of outstanding shares of our preferred stock is entitled to five hundred (500) votes for each share of our preferred stock held on all matters submitted to a vote of shareholders. Cumulative voting is not provided for in our articles of incorporation or any amendments thereto, which means that the majority of votes can elect all of the directors then standing for election. Preferred stock is not entitled to preemptive rights and is not subject to conversion or redemption. Upon the occurrence of a liquidation, dissolution or winding-up, the holders of shares of our preferred stock are not entitled to share ratably in all assets remaining after payment of liabilities and satisfaction of preferential rights of any outstanding preferred stock. There are no sinking fund provisions applicable to our preferred stock. The outstanding shares of our preferred stock are fully paid and non-assessable. The holders of outstanding shares of our preferred stock are not entitled to receive dividends out of assets legally available at times and in amounts as our board of directors may determine.

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2008 (UNAUDITED)

NOTE 6	INCOME TAXES

Income taxes included in the Statements of Operations differs from the statutory income tax rate as follows:

	2008	2007

Net loss before income taxes	$(1,122,096)	$(90,054)

Statutory income tax rate	34.50%	34.50%

Recovery of incomes taxes
Based on statutory income tax rates	$(387,123)	$(31,069)
Small business tax rate deduction	178,189	14,301
Tax effect of non-deductible and other items	9,891	10,951
Tax effect of loss carry-forwards not recognized	200,008	-

	$965	$(5,817)

As of January 31, 2008, the Euoko Inc. (Canada) has non-capital loss carry-forwards totaling approximately $1,734,925 expiring in 2028, available to offset future taxable income, which have not been recognized.

The tax effect of significant components that gave rise to Euoko Inc. (Canada)’s deferred taxes are as follows:

	2008	2007
Non-capital loss carry-forwards	$598,549	$-
Less: valuation allowance	(598,549)	-
Deferred taxes	$-	$-

A deferred tax asset has not been recognized related to Euoko Inc. (Canada)’s non-capital loss carry-forwards as it is not probable that future taxable income will be available against which the Company can utilize the benefits there from.

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2008 (UNAUDITED)

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) — an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of January 31, 2008, the Company does not have a liability for unrecognized tax uncertainties.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of January 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 7	RELATED PARTY TRANSACTIONS

The Company utilized the consulting services of one of its stockholders resulting in fees paid totaling $51,544 and $14,847 for the six months ended January 31, 2008 and 2007, respectively.

Due to stockholders are for advances made to the Company, are unsecured, non-interest bearing, and are due on demand.

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2008 (UNAUDITED)

NOTE 8	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

The Company leases premises under an operating lease with a five year term expiring on December 31, 2011. Minimum lease commitments exclusive of insurance and other occupancy charges under the lease as at January 31, 2008 were:

Years ending July 31,

2008	$26,840
2009	53,680
2010	53,680
2011	53,680
2012	22,368

$210,248

Royalty fee

Pursuant to the share purchase agreement for the purchase of Hewitt-Vevey Pharma Sciences Ltd., Euoko Group Inc has agreed to pay to CMMG Finance Inc. a royalty fee, calculated by multiplying 0.0275 by the gross revenues of the Company, within 60 days of each fiscal year-end of the Company up to a maximum cumulative royalty fee of $500,000.

NOTE 9	SUBSEQUENT EVENTS

Stock Options

Subsequent to January 31, 2008, the Company granted options to purchase 1,500,000 shares of common stock to the former shareholders of Euoko Inc. (Canada), as additional consideration for the acquisition of Euoko Inc. (Canada). The fair value of the options will be reflected as compensation expense on the date granted.

Term Loan Advances

Subsequent to January 31, 2008, the Company received additional funds under the term loan agreements in the amount of $187,845 CDN ($188,586 US).

Item 2.           Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us”, “our” and “Euoko” mean Euoko Group Inc. and our subsidiaries Euoko Inc. and Hewitt-Vevey Pharma Sciences Ltd., unless otherwise indicated.

Corporate History

We were incorporated in the State of Nevada on July 25, 2000, with an authorized capital of 50,000,000 common shares with a par value of $0.001.

Our common shares were quoted for trading on the Over-the-Counter Bulletin Board on January 30, 2006, under the symbol "VEQI".

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

The forward stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on March 22, 2007 under the new stock symbol “VIEQ”.

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

Our change of name became effective with the Over-the-Counter Bulletin Board at opening for trading on May 25, 2007 under the new stock symbol “EUKO”. Our Cusip number is 29841 M 103.

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

On March 7, 2008, we completed a share exchange with the former shareholders of Euoko Inc. (Canada), Brandon C. Truaxe, Julio Alexis Torres Lopez and CMMG Finance Inc. Through this share exchange, we acquired all of the issued and outstanding shares of Euoko Inc. (Canada), a private Canadian company engaged in the business of the development, marketing and distribution of luxury skin treatments. The transaction has been accounted for as a reverse merger (recapitalization) with Euoko, Inc. (Canada) deemed to be the accounting acquirer and the Company the legal acquirer. The letter agreement and the amended and restated share exchange agreement setting out the terms and conditions of this share exchange is incorporated by reference as an exhibit to this current report. In consideration for the shares we received, we paid a total of $145,000 and issued 12,285,000 preferred shares to the former shareholders of Euoko Inc. (Canada) and granted 1,500,000 common stock options to two of the former shareholders of Euoko Inc. (Canada) and other persons designated by Brandon Truaxe and Julio Torres.

Two of the three former shareholders of Euoko, Inc., Brandon Truaxe and Julio Torres have purchased 10,504,000 common shares and 1,755,000 of our common shares, respectively, from some of our shareholders on their own.

This means that prior to the transaction, Brandon Truaxe already held almost 30% of our issued and outstanding common shares and was already a control person of our company.

As a result of the share exchange, Brandon Truaxe now owns 12,285,000 preferred shares in our company. Each preferred share carries with it the voting rights of five hundred (500) votes per share. The 12,285,000 preferred shares carry the voting power of 6,142,500,000 common shares. We have 35,100,000 shares of our common stock, par value $0.001, issued and outstanding. Each common share carries with it the voting rights of one (1) vote per share. The completion of the share exchange, including the issuance of the 12,285,000 preferred shares, effectively gives the control of the management and direction of our company to Brandon Truaxe, who is also now our President and Chief Executive Officer.

Also pursuant to the share exchange, Julio Torres is now our Vice President and Chief Innovations Officer and Michael Basler is now our Chief Financial Officer, Secretary and Treasurer.

Our Current Business

We are now engaged in the business of the development, marketing and distribution of luxury and mainstream skin treatments.

We have twenty-four (24) luxury skin treatment products categorized into five (5) collections on the market right now: R-Series for enhancing skin radiance, Y-Series for targeting lines and wrinkles, A-Series for blemish-prone skin, P-Series for diverse environmental protection and W-Series for correcting pigmentation problems. Highlights of the brand’s products are Intense Lift Concentrate (US$500), Cellular Energy Radiance Cream (US$170) and Blueprint Resculpting Cream (US$180). In the next 12 months, we plan to increase marketing, distribution and sales for these five product lines and develop additional luxury and main-stream products to enhance the existing line.

Euoko's R-Series

The R-Series is formulated to restore a bright, energetic glow to the skin's appearance. The R-Series contains healthful ingredients including the world’s first pigment-balancing peptide, extracts from a wide array of marine species, exotic fruits, African plants, a variety of biotechnologically-advanced yeast derivatives, as well as vitamins, minerals and antioxidants.

Multi-Vitamin Radiance Cleanser

This foaming cream cleanser contains plant extracts and vitamins to revive the skin, green tangerine and marine extracts to increase circulation and Swiss mountain floral extracts to regulate pigmentation.

With active principles, including Mallow, Primula Veris, Alchemilla Vulgaris, Veronica Officinalis, Melissa Officinalis Leaf and Achillea Millefolium from Switzerland, Actiphyte of Tangerine, as well as our most elite grade of Hyaluronic Acid from Denmark.

Radiance Fluid

This super-concentrated toner increases circulation within minutes with our innovative Swiss microalgae, Dunaliella salina. Advanced peptides from France regulate pigmentation. Fig and plankton increase radiance.

With active principles, including Actiphytes of Plankton and Fig, skin-renewing Dunaliella Salina (a micro-algae) cultivated in Switzerland, a pigment-balancing Nanopeptide from France, purified derivatives of circulation-enhancing Saccharomyces Cerevisiae, the Swiss plants Mallow, Primula Veris, Alchemilla Vulgaris, Veronica Officinalis, Melissa Officinalis Leaf and Achillea Millefolium, as well as our most elite grade of Hyaluronic Acid from Denmark.

Eye Contour Brightening Gel

Fast-acting, ultra-light gel eliminates dark circles. Clinical yeast and ellagic acid encourage concentrated circulation. Targeted peptides perfect the eye contour. Pomegranate, raspberry and grape skin extracts protect from oxidation. Plankton and the Swiss microalga, Dunaliella salina, energize. The eye contour is left bright and merges evenly with the facial contours.

With active principles, including Soy and Rice Peptides, microcirculation-correcting Baker's Yeast Protein from Switzerland, multiple contour-perfecting peptides from France and Spain, a rejuvenating Protein Matrix from France, Raspberry, Pomegranate, Grape Seed, Plankton, skin-renewing Dunaliella Salina (a micro-algae cultivated in Switzerland), antioxidant Ellagic Acid, as well as our most elite grade of Hyaluronic Acid from Denmark.

Cellular Energy Radiance Cream

This ultra-rich, creamy radiance booster is a pleasure cocktail for your senses and for your skin. Super-concentrated peptides and exclusive plant derivatives provide nourishment. Swiss microalga, Dunaliella salina, energizes the skin. The skin glows and is infinitely more beautiful.

With active principles, including African Baobab Tree, Nanopeptides, radiance-boosting Field Dock from the Canadian Prairies, purified derivatives of circulation-enhancing Saccharomyces Cerevisiae, the Swiss plants Mallow, Primula Veris, Alchemilla Vulgaris, Veronica Officinalis, Melissa Officinalis and Achillea Millefolium, Actiphyte of Plankton, PerfectionPeptide-P3 from Switzerland, Stabilized Vitamins A, E and C, skin-renewing Dunaliella Salina (a micro-algae) cultivated in Switzerland, as well as Hyaluronic Acid from Denmark.

Euoko's Y-SERIES

The Y-Series is formulated for facial sculpting, lifting and smoothing treatments. Targeting every aspect of ageing, (for facial contouring), humectants and nutritive elements in an extraordinarily effective delivery system. This collection gains its confidence from superior peptides and focused derivatives, including Euoko's Okra oligo-peptides, Leuphasyl, Matrixyl 3000, Snap-8, Argireline, Antarticine and a topical, painless facial muscle contraction inhibitor peptide that mimics the activity of the venom of the temple viper, which reflect only a brief sampling of the wide range of clinically-researched actives used in this collection.

The Y-Series is formulated to lessen the size and number of lines and wrinkles, combat dark spots, resculpt the facial contour and restore youthful cellular energy.

Instant Precision Cellular Masque

Revive your skin instantly with this rich multi-vitamin masque with high concentrations of amazonian clay, as well as antioxidants like lycopene from tomatoes, pomegranate extract, buriti oil (richest source oil in beta-carotene) and free-radical annihilating açaí.

With active principles, including Amazonian White Clay, rare oils of Açaí and Buriti, Soybean Oligopeptides from France, late generation liposomes of Vitamin A, stabilized Vitamin C, stabilized Vitamin E, Wheat Proteins from France, renewing Oligosaccharides from Nopal, antioxidant Lycopene from Tomato, purified extract of Pomegranate, as well as our most elite grade of Hyaluronic Acid from Denmark.

Marine Cream Cleanser

This gentle cream cleanser provides mild exfoliation with berry fiber, as well as pomegranate and fig, while mild surfactants dissolve impurities and makeup completely. Marine derivatives and algae provide superb moisture support and enhance collagen production for a supple skin tone.

With active principles, including a repairing Glycoprotein from the Antarctic Sea, vitamin-rich Blue Algae from the Cascadia region, Red Marine Algae from the Hawaiian Islands, antioxidant Actiphyte of Pomegranate, exfoliating Cranberry fibre, as well as our most elite grade of Hyaluronic Acid from Denmark.

Pattern Chic

This antioxidant toner counteracts the elements with high oxy-radical absorption capacity plants and white tea.

With active principles, including extracts of Artemisia and Buddleja from the Swiss Alps, multiple biotechnologically-obtained, vitamin-rich Microalga, PerfectionPeptide-P3 from Switzerland, French Rose, Hibiscus and antioxidant Actiphytes of White Tea, Acai Berry and Blueberry, as well as our most elite grade of Hyaluronic Acid from Denmark.

Intense Lift Concentrate

This ultra-concentrated cocktail of immediate and long-term fighters of lines and wrinkles is your single most important step in any anti-aging regimen. Collagen-enhancing peptides and vitamins encourage long-term plumping of the skin. White agaric mushroom extract corrects pore size. Muscle contraction disabler peptides prevent signs of aging from occurring and relax the look of expression lines.

With active principles, including White Agaric Mushroom, Halophile Microalgae, our Swiss muscle-relaxing Tripeptide based on the science of the venom of the temple viper, advanced late-generation age-correction Polypeptides from Spain and the USA, as well as our most elite grade of Hyaluronic Acid from Denmark.

Blueprint Resculpting Cream

This cream blends skin-tensing clinical algae, instantly-lifting polypeptides, muscle-relaxing okra oligopeptides, collagen enhancers and an array of encapsulated vitamins and protective nutrition in a luxurious, lush texture. With active principles, including Okra Oligopeptides from France, a purified biotechnological extract of Microalga Nannochloropsis Oculata cultivated in Switzerland, expandable spheres of Hyaluronic Acid for immediate line correction, an expert selection of multiple age-correcting Peptides including Serilesine from Spain, Matrixyl 3000 and Dermican from France, and Syn-Coll from Switzerland, as well as our most elite grade of Hyaluronic Acid from Denmark.

Euoko's A-Series

Deviating from the harsher formulations of many mainstream skincare lines aimed at treating blemishes, our A-Series makes no use of Benzoyl Peroxide, Oxygen Peroxide or industrial antimicrobial agents, most of which we believe to be carcinogenic and are associated with abnormal oxidation of the skin. Further, our A-Series does not rely on the traditional approach of depleting the oil content of the skin's surface to eliminate blemishes. This approach often causes the skin to overproduce oil in compensation, making the condition actually appear worse. The targeted products in the A-Series rely on the antibacterial super-power of multiple sesame and marine-based sebum regulating agents, as well as antibacterial oligo-peptides derived from nature, which have been shown to deliver blemish-free skin.

Matte Foam

This ultra-foaming, gentle cleanser is designed to dissolve impurities while leaving a super matte finish on the skin. Sebum controlling agents and antibacterial marine derivatives provide anti-blemish support throughout the day.

With active ingredients, including antimicrobial Marine Derivatives from Switzerland, Naturally-Occurring Salicylic Acid, multi-fruit Acid Complex (for pore-clearing), sebum-regulating Soybean derivatives, purified Tea Tree derivatives, blemish-correcting Actiphyte of Cranberry, as well as Hyaluronic Acid from Denmark.

Matte Water

Designed to reduce pore size, help pores breathe and restore the skin’s natural cycle, this toner includes meadowsweet, coneflower, Nori, distilled witch hazel and Hyaluronic Acid from Denmark.

With active principles, including Meadowsweet, Salicylic Acid, Hydrocotyl, Witch Hazel derivatives, Coneflower, Nori, as well as our most elite grade of Hyaluronic Acid from Denmark.

Matte Moisture

This moisturizer is formulated to fight acne-causing bacteria from the skin’s surface with a multi-faceted approach against acne. Sesame derivatives encourage proper oil balance, oligopeptides open up pores, antibacterial agents fight certain blemishes, while traditional cranberry and tea tree extracts discourage new blemish development.

With active ingredients, including sebum-regulating Sesame, Argania Spinosa Kernel and Serenoa Serrulata Fruit from Switzerland, Triple Vitamin A Complex, Cranberry and Tea Tree derivatives, a highly purified derivative of Meadowsweet (Spiraea Ulmaria) from France, as well as Hyaluronic Acid from Denmark.

Euoko's P-SERIES

Exposure to environmental aggressions such as chemicals, stress, UV radiation, dietary imbalance and pollution degrades the skin's capacity to protect itself and impedes the skin's ability to renew and rebalance itself. Our P-Series uses ingredients such as peptides, marine derivatives, metabolic enhancers, DNA protectors (from a purified Kalahari Watermelon), as well as antioxidants from Amazonian and Himalayan berries and is formulated to restore balanced renewal, replenish lost nutrients and create a perfectly clean, moist environment in which the skin's repair mechanisms can function optimally.

Amazonian Berry Wash

We call it berry-dermabrasion. Rub your skin gently with a rich cocktail of antioxidant fruit fibers from Himalayan goji berries, Amazonian açaí berries, cranberries and raspberries. Our Amazonian Berry Wash is formulated with multiple vitamins and deep-sea marine derivatives to protect skin from the elements and leave skin feeling supple, revived and protected.

With active principles, including Açaí Berries, rare Goji Berries, Actiphyte of Blueberries, Cranberry Fibre, protective compounds from micro-organisms located in deep-sea hydrothermal vents, vitamin-rich Blue Algae from the Cascadia region, Walnut Shell Powder, as well as our most elite grade of Hyaluronic Acid from Denmark.

Marine Vitamin Fluid

Daily multivitamin for the skin. Encapsulated vitamins provide super nourishment. Multiple berries provide antioxidant support and protect from the elements so the skin doesn’t age before its time. Deep-sea marine derivatives hydrate, revive and perfect the skin’s surface.

With active principles, including Amazonian Mourera, Actiphyte of Açaí Berries, Actiphyte of Blueberries, vitamin-rich Blue Algae from the Cascadia region, protective compounds from micro-organisms located in deep-sea hydrothermal vents, two cell-renewing types of micro-algae (Nannochlorposis Oculata and Dunaliella Salina) cultivated in Switzerland, as well as our most elite grade of Hyaluronic Acid from Denmark.

Watermelon Defense

This advanced moisturizer provides maximum protection for maximum skin life. Clinical Kalahari Desert Melon protects from collagen degradation. Açaí berry provides no-nonsense antioxidant protection. UV blockers protect from sun damage. Our elite hyaluronic acid and fermented algae moisturize and perfect the skin’s surface. All in our feel-good cream-gel texture.

With active principles, including a DNA-protecting, highly-purified extract of Watermelon from the Kalahari Desert, Açaí Berries from the Amazonian Rainforest, Antioxidants Lutein (from Marigold Flowers), Lycopene (from Tomatoes) and Alpha Lipoic Acid, Stabilized Vitamins A, E and C, latest generation UV-blocking particles from the USA, two cell-renewing types of micro-algae (Nannochlorposis Oculata and Dunaliella Salina) cultivated in Switzerland, as well as our most elite grade of Hyaluronic Acid from Denmark.

Extreme Cellular Nutrition Masque

This ultra-hydrating nutrition masque with microorganisms from deep sea vents leaves your skin supple, moist and glowing. Plankton and algae provide comfortable tightening. Rose hip oil restores circulation. Marine vitamins protect. Canadian Willowherb seals moisture.

With active principles, including Honey extract, a repairing Glycoprotein from the Antarctic Sea, a wide-spectrum extract of Plankton, protective compounds from micro-organisms located in deep-sea hydrothermal vents, Rose Hip Seed Oil, vitamin-rich Blue Algae extract from the Cascadia region, a purified extract of Willowherb from Canada, a DNA-protecting, highly-purified extract of Melon from the Kalahari Desert, as well as our most elite grade of Hyaluronic Acid from Denmark.

Euoko's W-SERIES

The W-Series is a line of products designed to lighten the skin, lighten dark spots, correct the appearance of sporadic pigmentation problems and provide a more even skin tone. The products in the W-Series target overall skin lightening or such spot darkness as freckles, age spots and sun spots. The W-Series does not use hydroquinone or kojic acid, both of which we consider to be unsafe, unstable, carcinogenic and banned in many countries. Instead, we use clinically-tested ingredients, such as our lightening peptide from France, Alpha Arbutin from Switzerland, Tyrostat from Canada, 1-Methylhydantoine-2-imide (an amino acid), Magnesium Ascorbyl Phosphate (a Vitamin C derivative), Bearberry Extract, Encapsulated Beta Arbutin from Spain, Mallow Extract, Primula Veris Extract, Alchemilla Vulgaris Extract and Veronica Officinalis Extract. The products in the W-SERIES have light textures that are absorbed quickly into the skin. The textures and absorption capacities of these products are suitable for all skin types and tones.

Extreme White Concentrate Ampoules

This 4-Week program contains our exclusive polypeptide concentrate and encapsulated multi-actives. In a formulation previously thought impossible, 12 potent actives come together at exceptionally high concentrations for the most advanced and fastest regimen available to depigment the skin and restore an evenly white appearance to the tone.

With active principles, including cultivated Microalga Dunaliella Salina and Alpha Arbutin from Switzerland, Encapsulated Wide-Spectrum Arbutin from Spain, Ceramide IIIA and Trans-Retinoic Acid from the USA, multiple Peptides from France, Field Dock from the Canadian Prairies, as well as our most elite grade of Hyaluronic Acid from Denmark.

Active Starch White Masque

This rich masque brightens the skin within minutes and corrects surface imperfections with rice, soy, yeast and encapsulated vitamins.

With active principles, including Alpha Arbutin from Switzerland, Encapsulated Magnesium Ascorbyl Phosphate (a most stable form of Vitamin C) from Spain, Japanese Rice Starch, Saccharomyces Cerevisiae from France and our most elite grade of Hyaluronic Acid from Denmark.

White Foam

This richly-foaming cream cleanser brightens the skin instantly with Swiss plants and Vitamin C, while inhibiting the alpha-MSH signal for a whiter skin appearance.

With active principles, including the purest grade of Magnesium Ascorbyl Phosphate (a highly stable form of Vitamin C), Actiphyte of Bearberry, Vitamin E, the Swiss plants Mallow, Achillea Millefolium and other pigment-fighting herbs from mountains of Switzerland, as well as our most elite grade of Hyaluronic Acid from Denmark.

Multi-Active White Water

Vitamin C and biotechnologically-produced peptides from France come together in this concentrated skin toner to prepare the skin for effective absorption of other whitening treatments

With active principles, including Nanopeptides from France, the purest grade of Magnesium Ascorbyl Phosphate (a highly stable form of Vitamin C), Scutellaria, White Mulberry, Saxifrage, Grape, as well as our most elite grade of Hyaluronic Acid from Denmark.

Intense White Serum

This concentrated formula brings depigmenting powers of nine effective modern active principles, including peptides, plant extracts, Alpha Arbutin and alpha-MSH blockers for an unmistakably white tone.

With active principles, including cultivated Microalga Dunaliella Salina and Alpha Arbutin from Switzerland, multiple Peptides from France, Field Dock from the Canadian Prairies, as well as our most elite grade of Hyaluronic Acid from Denmark.

White Moisture

With active ingredients, including Alpha Arbutin from Switzerland, Nanopeptides from France, a highly purified Melon extract from the Kalahari Desert, latest generation UV-blocking particles from the USA, as well as Hyaluronic Acid from Denmark.

Speed Control

Concentrated plant acids come together with high levels of Vitamins A and C to speed skin turnover, while advanced peptides from France enhance the action of other products.

With active ingredients, including Vitamin A in the form of Retinol Cylaspheres from the USA, Multiple Peptides from France, Mixed Acids from Tropical Fruits and Hyaluronic Acid from Denmark.

Body White Gel

This formula brings depigmenting powers of such modern active principles as peptides, Alpha Arbutin and encapsulated lightening actives for an unmistakably white tone in larger areas of the body.

With active principles, including Alpha Arbutin from Switzerland, multiple Peptides from France, 1-Methylhydantoin-2-Imide (an amino acid), Field Dock from the Canadian Prairies and Hyaluronic Acid from Denmark.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Over the twelve month period ending January 31, 2009, we intend to pursue our business plan of developing, marketing and distributing luxury skin treatments. We also intend to develop, market and distribute a line of skin treatments through our subsidiary Hewitt-Vevey. We intend to explore ways of expanding our company through greater marketing, sales and distribution arrangements. We may have to raise additional financing to be able to take advantage of expansion opportunities as they arise. If we do require additional financing, we will likely do that through taking on debt and we may consider the sale of equity securities. We have not determined which, if any, expansion opportunities we will proceed with but we would like to have the financing to be ready to act quickly if the right opportunity arises.

Product Research and Development

Over the next twelve months, we also plan to continue our current research and development work on ten new products. We hope to have completed products ready to introduce to the market by end of 2008.

Seven of the ten products we are working on are for our Euoko line and three are for our Hewitt-Vevey subsidiary.

Purchase of Significant Equipment

We do not expect to purchase or sell any plants or significant equipment.

Employees

Over the next twelve months, we intend to add ten (10) new employees in the areas of sales and marketing.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Three Months Ended January 31, 2008 and 2007

Sales

Our sales for the three months ended January 31, 2008 were $227,894, compared to our sales for the three months ended January 31, 2007, which were $40,985, representing approximately a six-fold increase in sales. The increase in sales is due to the introduction of additional products, the addition of new third-party distributors and retailers and increases in our marketing efforts.

Cost of Sales

Our cost of sales for the three months ended January 31, 2008 were $102,857 (45.1% of product sales), compared to our cost of sales for the three months ended January 31, 2007, which were $17,288 (42.2% of product sales). The increase in cost of sales is mainly due to increased sales volume and the additional costs associated with the launching of a new product line. Cost of sales includes costs related to product manufacturing, brokerage and duties, inbound and outbound shipping and certain promotional activities. We expect that our dollar cost of sales will increase over the next twelve months but that it will decrease as a percentage of total sales.

Future cost of sales may be impacted by the inclusion of new brands which may have product cost structures and margins different from those of our existing product lines, the effects of inflation and changing prices from our suppliers and fluctuations in foreign currency rates as certain costs are incurred foreign currencies.

Total Operating Expenses

Our total operating expenses consist of salaries and benefits, consulting fees, professional fees, selling costs, marketing, travel and related, general and administrative, interest and financing charges, and amortization. For the three months ended January 31, 2008, our total operating expenses were $729,163 while they were $96,010 for the three months ended January 31, 2007. We attribute this increase to increases in spending across all cost categories related to our increase in business activities in carrying out our business plan. We expect to continue to increase our business activities, hire new employees and/or contractors and we expect our total operating expenses to continue to rise over the coming twelve months. We expect these future increases in our total operating expenses to decrease as a percentage of total revenue.

Six Months Ended January 31, 2008 and 2007

Sales

Our sales for the six months ended January 31, 2008 were $353,317, compared to our sales for the six months ended January 31, 2007, which were $94,860 ($82,607 related to product sales and $12,253 related to consulting services), representing over a four-fold increase in product sales. The increase in product sales is due to the introduction of additional products, the addition of new third-party distributors and retailers and increases in our marketing efforts.

Cost of Sales

Our cost of sales for the six months ended January 31, 2008 were $156,978 (44.4% of product sales), compared to our cost of sales for the six months ended January 31, 2007, which were $ 21,192 (25.7% of product sales). The increase in cost of sales is mainly due to increased sales volume and the additional costs associated with the launching of a new product line. Cost of sales includes costs related to product manufacturing, brokerage and duties, inbound and outbound shipping and certain promotional activities. We expect that our dollar cost of sales will increase over the next twelve months but that it will decrease as a percentage of total sales.

Future cost of sales may be impacted by the inclusion of new brands which may have product cost structures and margins different from those of our existing product lines, the effects of inflation and changing prices from our suppliers and fluctuations in foreign currency rates as certain costs are incurred foreign currencies.

Total Operating Expenses

Our total operating expenses consist of salaries and benefits, consulting fees, professional fees, selling costs, marketing, travel and related, general and administrative, interest and financing charges, and amortization. For the six months ended January 31, 2008, our total operating expenses were $1,318,435 while they were $163,722 for the six months ended January 31, 2007. We attribute this increase to increases in spending across all cost categories related to our increase in business activities in carrying out our business plan. We expect to continue to increase our business activities, hire new employees and/or contractors and we expect our total operating expenses to continue to rise over the coming twelve months.

We expect the coming increases in our total operating expenses to decrease as a percentage of total revenue.

Liquidity and Capital Resources

Going concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company has net losses of $1,123,061 for the six months ended January 31, 2008, and as of January 31, 2008 the Company had an accumulated deficit of $1,986,815. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan is to attempt to raise additional capital until such time the Company is able to generate sufficient operating revenue. In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern. The company’s ability to continue as a going concern is dependant upon the addition of profitable operations and support from stockholders and investors.

Our principal source of funds has been cash flows from borrowings under term loan agreements. At January 31, 2008, we had loans payable of $2,158,170 compared with $985,320 at July 31, 2007.

At January 31, 2008, we had cash of $82,569 compared to $145,941 at July 31, 2007.

At January 31, 2008, we had working capital of $65,040 compared to a working capital of $222,962 at July 31, 2007.

At January 31, 2008, our total current assets were $627,625, compared to total current assets of $512,297 at July 31, 2007.

At January 31, 2008, our total current liabilities were $562,585, compared to total current liabilities of $289,335 at July 31, 2007. Current liabilities at January 31, 2008 included accounts payable and accrued liabilities, deferred revenue and amounts due to stockholders.

Critical Accounting Policies

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence that an arrangement exists, delivery of the product has occurred and title has passed, the selling price is both fixed and determinable, and collectibility is reasonably assured, all of which generally occurs upon shipment of the Company's product.

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

Comprehensive income (loss)

Comprehensive gain (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive gain (loss) should be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive gain (loss) is a foreign currency translation adjustment.

Stock-based compensation

The Company estimates the fair value of stock options using a Black-Scholes option pricing model, consistent with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123(R) requires all share-based payments to employees, including stock option grants, to be recognized in the income statement based on their fair values. The standard applies to newly granted awards and previously granted awards that are not fully vested on the date of adoption. The Company adopted SFAS 123(R) using the modified prospective method, which requires that compensation expense for the portion of awards for which the requisite service has not yet been rendered and that are outstanding as of the adoption date be recorded over the remaining service period. Prior to the adoption of SFAS No. 123(R) on February 1, 2006, the Company had no share-based payments. Accordingly, no prior periods have been restated, the impact of SFAS 123(R) is not presented, and no pro forma amounts are presented for 2006 had the Company recognized stock-based compensation in accordance with SFAS No. 123(R).

The Company accounts for options and warrants granted to non-employees under SFAS No. 123(R) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services. The Company measures the fair value of such options using the Black-Scholes option pricing model at each financial reporting date.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 159,

“The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument.

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

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

Risks Related to our Company

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

We are in our early stages of development and face risks associated with a new company in a growth industry. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment. We may not generate positive cash flows or profits in the future.

There is substantial doubt about our ability to continue as a going concern. If we go out of business, investors will likely lose all of their investment in our company.

We have net losses of $1,123,061 for the six months ended January 31, 2008, and as of January 31, 2008 we had an accumulated deficit of $1,986,815. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan is to attempt to raise additional capital until such time the Company is able to generate sufficient operating revenue. In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon our continued operation, which in turn is dependent upon our ability to meet our financial requirements, raise additional capital, and the succeed in our future operations. Our ability to continue as a going concern is dependant upon the addition of profitable operations and support from stockholders and investors. If we are unable to continue as a going concern, investors will likely lose all of their investment in our company.

As the majority of our business assets and all of our directors and officers are located outside of the United States, investors may be limited in their ability to enforce U.S. civil actions against our assets or our directors and officers. You may not be able to receive compensation for damages to the value of your investment caused by wrongful actions by our directors.

The great majority of our business assets are located outside of the United State and all of our directors and officers are resident outside of the United States. Consequently, it may be difficult for investors to affect service of process within the United States upon our assets or our directors or officers, or to realize upon judgments of United States courts predicated upon civil liabilities under U.S. Federal Securities Laws or other laws. A judgment of a U.S. court predicated solely upon such civil liabilities may not be enforceable in other countries. You will likely not be able to recover damages as compensation for a decline in your investment.

We indemnify our officers and directors against liability to our company and our shareholders, which may reduce our directors’ and officers’ motivation to meet the standards required by law to properly carry out their duties and the cost to us of any indemnification could negatively affect our operating results.

Our Bylaws allow for the indemnification of our officers and directors in regard to their carrying out the duties of their offices. The Bylaws also allow for reimbursement of legal defenses.

As to indemnification for liabilities arising under the Securities Act of 1933 for directors, officers or persons controlling our company, we have been informed that in the opinion of the SEC such indemnification is against public policy and unenforceable.

Since our directors and officers are aware that they may be indemnified for carrying out the duties of their offices, they may be less motivated to meet the standards required by law to properly carry out their duties, which could have a negative impact on our operating results. Also, if any director or officer claims against our company for indemnification, the costs could have a negative effect on our operating results.

Our management controls approximately 99.6% of the possible votes in a vote by our shareholders and their interest could conflict with the interests of investors which could cause the investor to lose all or part of the investment.

Brandon Truaxe, our President & CEO owns 10,504,000 of our common shares, approximately 30% of our issued and outstanding common stock, and 12,285,000 of our preferred shares, which is 100% of our issued and outstanding preferred stock. Julio Torres, our Vice President and Chief Innovations Officer, owns 1,755,000 of our common shares, 5% of our issued and outstanding common stock. Since each of our preferred shares carries the right to vote 500 times per preferred share, this means that Brandon Truaxe controls 6,142,500,000 votes out of a possible 6,177,600,000 votes, which is approximately 99.6% of the total possible votes in a vote by our shareholders concerning the management of our company. Together, Brandon Truaxe and Julio Torres control 6,154,759,000 shareholder votes, which is approximately 99.6% of the possible votes in a vote by our shareholders. Our management is able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control, which may be to the benefit of our management but not in the interest of the shareholders. This beneficial ownership and potential effective control on all matters relating to the business and operations of our company could eliminate the possibility of shareholders changing the management in the event that the shareholders did not agree with the conduct of the officers and directors. Additionally, the shareholders would potentially not be able to obtain the necessary shareholder vote to affect any change in the course of business of our company. This lack of shareholder control could prevent the shareholders from removing from the Board of Directors any directors who are not managing the company with sufficient skill to make it profitable, which could prevent us from becoming profitable.

Risks Related to our Business

We will rely on third-party suppliers and manufacturers to provide raw materials for our products and to produce our products, and we will have limited control over these suppliers and manufacturers and may not be able to obtain quality products on a timely basis or in sufficient quantity.

Substantially all of our products will be manufactured by unaffiliated manufacturers. We may not have any long-term contracts with our suppliers or manufacturing sources, and we expect to compete with other companies for raw materials, production and import capacity.

There can be no assurance that there will not be a significant disruption in the supply of raw materials from our intended sources or, in the event of a disruption, that we would be able to locate alternative suppliers of materials of comparable quality at an acceptable price, or at all. In addition, we cannot be certain that our unaffiliated manufacturers will be able to fill our orders in a timely manner. If we experience significant increased demand, or need to replace an existing manufacturer, there can be no assurance that additional supplies of raw materials or additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new manufacturing or raw material sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Any delays, interruption or increased costs in the supply of raw materials or manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short and long-term.

In addition, there can be no assurance that our suppliers and manufacturers will continue to provide raw materials and to manufacture products that are consistent with our standards. We may receive shipments of product that fail to conform to our quality control standards. In that event, unless we are able to obtain replacement products in a timely manner, we risk the loss of revenues resulting from the inability to sell those products and related increased administrative and shipping costs. In addition, because we do not control our manufacturers, products that fail to meet our standards or other unauthorized products could end up in the marketplace without our knowledge, which could harm our reputation in the marketplace.

Risks Related to our Securities

Our common stock may be affected by limited trading volume and may fluctuate significantly. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

There has been a limited public market for our common stock and there can be no assurance an active trading market for our common stock will develop. This could adversely affect our shareholders’ ability to sell our common stock in short time periods or possibly at all. Our common stock has experienced and is likely to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. Our stock price could fluctuate significantly in the future based upon any number of factors such as: general stock market trends; announcements of developments related to our business; fluctuations in our operating results; announcements of technological innovations, new products or enhancements by us or our competitors; general conditions in the markets we serve; general conditions in the U.S. or world economy; developments in patents or other intellectual property rights; the performance of our eligible portfolio companies; and developments in our relationships with our customers and suppliers. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our common stock is traded on the "Over-the-Counter Bulletin Board," which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB) where we expect it to remain in the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations and the Financial Industry Regulatory Authority’s sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Item 3.           Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including principal executive officer and our principal financial officer to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of January 31, 2008, the period year covered by this report, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

On March 7, 2008, we issued 12,285,000 preferred shares to Brandon Truaxe as part of the consideration to the former shareholders of Euoko Inc. in the completion of the share exchange for all of the issued and outstanding common shares of Euoko Inc.

The 12,285,000 preferred shares issued to Brandon Truaxe were issued pursuant to an exemption from registration as set out under Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities.

On March 7, 2008, we granted common stock options to 14 of our employees, consultants, officers and directors to purchase an aggregate of 1,500,000 shares of our common stock at an exercise price of $1.00 per share, exercisable until March 7, 2013.

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.           Submission of Matters to a Vote of Security Holders.

None.

Item 5.           Other Information.

None.

Item 6.           Exhibits.

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 filed on September 21, 2004).

3.2	Bylaws (incorporated by reference from our Form SB-2 filed on September 21, 2004).

3.3	Certificate of Change filed with the Secretary of State of Nevada on March 22, 2007 (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2007).

3.4	Certificate of Correction filed with the Secretary of State of State of Nevada on March 19, 2007 (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2007)

3.5	Articles of Merger filed with the Secretary of State of Nevada on May 17, 2007 and which is effective May 24, 2007 (incorporated by reference from our Current Report on Form 8-K filed on May 25, 2007)

3.6	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 22, 2007 (incorporation by reference from our Current Report on form 8-K filed on June 28, 2007)

3.7	Articles of Merger filed and effective with the Secretary of State of Nevada on January 10, 2008 (incorporation by reference from our Current Report on form 8-K filed on January 22, 2008).

(10)	Material Contracts

10.1	Letter Agreement dated April 5, 2007 (incorporated by reference from our Current Report on Form 8-K filed on April 25, 2007).

10.2	Amended and Restated Share Exchange Agreement (incorporated by reference from our Current Report on Form 8-K filed on July 27, 2007)

10.3	Form of Option Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).

10.4	Lease Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).

10.5	Employment agreement with Brandon Truaxe (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).

10.6	Employment agreement with Michael Basler (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).

10.7	Loan Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).

10.8	Share Purchase Agreement between Euoko Inc. and CMMG Finance, Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 26, 2007).

10.9	Letter between the Parties to the Amended and Restated Share Purchase Agreement dated November 23, 2007 (incorporated by reference from our Current Report on Form 8-K filed on December 26, 2007).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on April 14, 2004).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUOKO GROUP, INC.

By: /s/ Brandon Truaxe
Brandon Truaxe
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 24, 2008

By: /s/ Michael Basler
Michael Basler
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer
and Principal Accounting Officer)

Date: March 24, 2008