Form 10KSB
period 2007-12-31
Euoko Group Inc.
filed 2008-04-15
CIK 1125918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 000-51163

EUOKO GROUP INC.
(Name of small business issuer in its charter)

Nevada	98-0547993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

67 Mowat Avenue, Suite 535
Toronto, Ontario, Canada	M6K 3E3
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (416) 657-3456

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).
Yes [   ]   No [X]

Issuer's revenues for its most recent fiscal year $0.00

The aggregate market value of the voting and non-voting common equity held by non-affiliates:

22,841,000 common shares @ $2.175 1) = $49,679,175
(1) Average of bid and ask closing prices on April 11, 2008.

The number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

35,100,000 common shares issued and outstanding as of April 14, 2008

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I

Item 1.           Description of Business.

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “ expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, and “Euoko” mean Euoko Group Inc. and our wholly-owned subsidiaries Euoko Inc., Hewitt-Vevey Pharma Sciences Inc. and Vita Equity Inc., unless the context clearly requires or states otherwise.

Corporate Overview

The address of our principal executive office is 67 Mowat Avenue, Suite 535, Toronto, Ontario, Canada, M6K 3E3. Our telephone number is (416) 657-3456.

Our common stock is quoted on the OTC Bulletin Board under the symbol “EUOK”.

Corporate History

We were incorporated in the State of Nevada on July 25, 2000, with an authorized capital of 50,000,000 common shares with a par value of $0.001.

Our common shares were quoted for trading on the NASDAQ’s Over-the-Counter Bulletin Board on January 30, 2006, under the symbol "VEQI".

On March 16, 2007, our board of directors approved a 2.6 for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. The forward stock split was effective with the Secretary of State of Nevada on March 22, 2007. As a result, our authorized capital increased from 50,000,000 shares of common stock with a par value of $0.001 to 130,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital increased from 13,220,000 to 34,372,000 shares of common stock. The forward stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on March 22, 2007 under the stock symbol “VIEQ”.

On April 5, 2007, we closed a private placement of 728,000 common shares at a purchase price of $0.235 per share for gross proceeds of $171,080.

On May 24, 2007, we changed our name to “Euoko, Inc” pursuant to a merger with our wholly-owned subsidiary Euoko Inc., which had been incorporated only for the purposes of the name change. Our change of name became effective with the Over-the-Counter Bulletin Board at opening for trading on May 25, 2007 under the new stock symbol “EUKO.”

On May 31, 2007, a majority of our shareholders approved the amendment of our Articles of Incorporation to include a new class of shares. Our shareholders approved the creation of 100,000,000 preferred shares with a par value of $0.001. In addition, shareholders gave our directors the right to fix the designations, rights, preferences or other variations of each class or series within each class of capital stock of our company. The creation of the new preferred shares was effective with the Nevada Secretary of State on June 22, 2007.

As a result of the creation of the preferred shares, our authorized capital now consists of 130,000,000 shares of common stock with a par value of $0.001 and 100,000,000 preferred shares with a par value of $0.001.

On April 5, 2007, we entered into a letter agreement with Brandon C. Truaxe, Julio Torres and CMMG Finance Inc. to acquire all of the issued and outstanding shares of Euoko Inc., a company located in Toronto, Ontario that is engaged in the business of the development, marketing and distribution of luxury skin treatments.

On July 23, 2007, we entered into an amended and restated share exchange agreement with Brandon C. Truaxe, Julio Torres and CMMG Finance Inc. which amends and restates the agreement entered into on April 5, 2007.

On January 10, 2008, with the approval of our board of directors, we changed our name to Euoko Group Inc. pursuant to a merger with our wholly-owned subsidiary Euoko Group Inc., which had been incorporated only for the purposes of the name change.

Our change of name became effective with the Over-the-Counter Bulletin Board at opening for trading on January 22, 2008 under the new stock symbol “EUOK”. Our Cusip number remained as 29841 M 103.

Subsequent Events

On March 7, 2008, we completed the share exchange with the former shareholders of Euoko Inc., Brandon C. Truaxe, Julio Alexis Torres Lopez and CMMG Finance Inc. Through this share exchange, we acquired all of the issued and outstanding shares of Euoko Inc., a private Canadian company engaged in the business of the development, marketing and distribution of luxury skin treatments.

Although this annual report on Form 10-KSB provides the audited financial statements and related disclosure regarding the fiscal year prior to our acquisition of Euoko and our becoming engaged in the business of the development, marketing and distribution of skin treatments, a portion of the disclosure in this report is also related to our new business: products, including our new plan of operation, risk factors, directors and officers, beneficial ownership, financial condition and liquidity and capital resources. This has been done in order to provide accurate information and also meet the disclosure requirements of the Securities Exchange Act of 1934.

Our Current Business

We are engaged in the business of the development, marketing and distribution of skin treatments.

On December 20, 2007, we entered into and completed a share purchase agreement and acquired all of the issued and outstanding shares of Hewitt-Vevey Pharma Sciences Inc., a private Canada corporation. Hewitt-Vevey is now our wholly owned subsidiary. Hewitt-Vevey’s primary business activity is intended to be the research, development, marketing and distribution of scientifically-advanced skin treatments. We intend to sell this product line through varied distribution channels in the North American, European and Middle Eastern markets, as well as globally through an internally operated multi-currency and multi-lingual website which has yet to be developed. Although in the development stage, there are currently no products available for distribution.

On March 7, 2008, we completed our acquisition of all of the issued and outstanding common stock of Euoko Inc., a privately held Canadian corporation, engaged in the business of the development, marketing and distribution of luxury skin treatments. Our acquisition of this common stock was pursuant to an amended and restated share exchange agreement that we had entered into with the former shareholders of Euoko, dated effective July 23, 2007.

Brandon Truaxe, Julio Torres and Michael Basler have become officers of our company. For further details on our new management team, please refer to the section entitled “Directors and Executive Officers.”

Euoko Inc. was incorporated pursuant to the federal laws of Canada on July 16, 2003 under the name “6118356 Canada Ltd.” On March 17, 2005, it changed its name to “Euoko Inc.” Before 2005, Euoko Inc.’s primary business activity was consulting. In 2006, Euoko Inc.’s primary activity changed to the research, development, marketing and distribution of luxury skin treatments. Euoko Inc. sells its luxury skin treatment products through varied distribution channels in select North American, European, Middle Eastern and Asian markets, as well as globally through its internally operated multi-currency and multi-lingual website.

Since the date of the share exchange, March 7, 2008, Euoko Inc. is now our wholly-owned, operating subsidiary and we have become engaged in the business of the development, marketing and distribution of luxury skin treatments. The business of Euoko is now our business. Euoko has five product lines on the market right now: the A-Series, the P-Series, the R-Series, the W-Series and the Y-Series. Over the next 12 months, we plan to increase marketing, distribution and sales for our five product lines and develop new products for introduction into the market.

In our current five (5) collections, we offer twenty-four (24) luxury skin treatment products: the R-Series is for enhancing skin radiance, the Y-Series is for targeting lines and wrinkles, the A-Series is for blemish-prone skin, the P-Series is for diverse environmental protection and the W-Series is for correcting pigmentation problems. Highlights of the brand’s products are Intense Lift Concentrate (1 oz/30 ml for US$500), Cellular Energy Radiance Cream (1.7oz. /50ml for US$170) and Blueprint Resculpting Cream (1.7oz. /50ml for US$180). In the next 12 months, we plan to increase marketing, distribution and sales for these five product lines and develop additional products to enhance the existing line.

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

Euoko's Y-SERIES

The Y-Series is formulated for facial sculpting, lifting and smoothing treatments. Targeting every aspect of ageing, this series enjoys high concentrations of superior peptides, vitamins, amino acids, plant extracts, lipolysis enhancers (for facial contouring), humectants and nutritive elements in an extraordinarily effective delivery system. This collection gains its confidence from superior peptides and focused derivatives, including Euoko's Okra oligo-peptides, Leuphasyl, Matrixyl 3000, Snap-8, Argireline, Antarticine and a topical, painless facial muscle contraction inhibitor peptide that mimics the activity of the venom of the temple viper, which reflect only a brief sampling of the wide range of clinically-researched actives used in this collection.

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

Euoko's A-Series

Deviating from the harsher formulations of many mainstream skincare lines aimed at treating blemishes, our A-Series makes no use of Benzoyl Peroxide, Oxygen Peroxide or industrial antimicrobial agents, most of which we believe to be carcinogenic and are associated with abnormal oxidation of the skin. Further, our A-Series does not rely on the traditional approach of depleting the oil content of the skin's surface to eliminate blemishes. This approach often causes the skin to overproduce oil in compensation, making the condition actually appear worse. The targeted products in the A-Series rely on the anti-bacterial super-power of multiple sesame and marine-based sebum regulating agents, as well as antibacterial oligo-peptides derived from nature, which have been shown to deliver blemish-free skin.

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

Marine Vitamin Fluid

Daily multi-vitamin for the skin. Encapsulated vitamins provide super nourishment. Multiple berries provide antioxidant support and protect from the elements so the skin doesn’t age before its time. Deep-sea marine derivatives hydrate, revive and perfect the skin’s surface.

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

Multi-Active White Water

Vitamin C and biotechnologically-produced peptides from France come together in this concentrated skin toner to prepare the skin for effective absorption of other whitening treatments.

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

Distribution Methods Of Our Products Or Services

We distribute our Euoko products with premier retailers in at least ten countries. Currently, we have partnered with such retailers as Bergdorf Goodman in the U.S.A., Printemps in France, House of Fraser in the United Kingdom and La Rinascente in Italy. We have also appointed key distributors in Spain, Germany, France, United Arab Emirates and China. In addition to our distributors and retail partners, we also sell our Euoko product line globally via our multi-lingual, multi-currency website at www.euoko.com.

We plan to distribute our Hewitt-Vevey products through major retailers, shopping channels and distributors. In addition, we plan to sell our Hewitt-Vevey product line globally via an internally operated multi-lingual, multi-currency website which has yet to be developed.

We seek to attract and retain customers by emphasizing the following key factors:

PRODUCTS - We provide consumers with skincare products that contain what we believe to be most suitable, effective ingredients for the issue targeted by each product. Our current portfolio uses more than one hundred and twenty (120) active ingredients from around the world in the highest concentrations possible. Additionally, our exclusive marine absorption base uses a shoreline red algae and a pure grade of hyaluronic acid to maximize penetration and absorption of our active ingredients.

SUPERIOR SHOPPING EXPERIENCE – Our retail partners are well trained and, in many cases, we employ the representatives who work at these channels. This control over the level of training offers our customers useful advice, making customer education a key approach in attracting and maintaining customers. Further, we believe that we provide an intuitive, easy-to-use website, offering product selection supported by useful product information and clinical summary data. Offering global exclusive points of sale, online shopping and 24-hour worldwide telephone ordering, as well as support, we guarantee a convenient and pleasant shopping experience for our customers.

GUARANTEES - We provide each customer with a four week guarantee, permitting the return of the unused product if the customer is not satisfied. We guarantee that our products are safe and effective when used as recommended. We further require that all of our distributors and retail partners offer this guarantee to their customers.

Fulfillment and Distribution of Orders

We currently fulfill all customer orders from our warehousing facilities in Canada and the United Kingdom, depending on the destination and regulatory requirements. We are committed to shipping accurate orders, efficiently and effectively. Generally, the delivery time is within 1 to 3 business days from the date of the receipt of the order.

Wholesale Sales

Our retail partners and distributors worldwide have access to our proprietary software systems that allows for easy, multi-currency order placement, payment processing, warehouse notification and administrative tasks. Such orders are shipped from one of our international warehouse facilities mentioned earlier for delivery within 1 to 3 business days in most cases.

Customer Service

We are dedicated to customer satisfaction. We deliver on this commitment in a number of ways, including:

  We retain highly knowledgeable, service-oriented staff for online, telephone and physical retail sales, ensuring maximum customer knowledge transfer and support.

  We offer generous literature on our products to existing and prospective customers.

  We offer extensive factual advertising in exclusive print and online media, offering sensible product information.

  We offer multi-lingual, detailed product information on our website and via our 24-hour customer support telephone systems.

  We offer ample sampling opportunities – well beyond industry standards – of our products so that existing and prospective customers can try our products before committing to purchase them.

  We offer a return policy of four weeks to allow our customers to try our products without risk.

Technology

Our internal order processing and billing systems, customer relationship management systems and our website have been designed for performance, scalability and reliability. All of these internal systems are developed by our own team of seasoned software developers using the latest advances in technology based on Microsoft.NET.

Marketing

Euoko’s current marketing and advertising efforts are designed to attract an exclusive class of customers who demand quality and clarity in communication. Our current efforts are as follows:

  Euoko participates as a committed advertiser in more than 20 global publications including Town&Country (USA), Town&Country Travel (USA), Town&Country Weddings (USA), Surface (USA, International), New Beauty (USA), Wallpaper (UK, International), Nuvo (Canada), Fashion Quarterly (Canada), AnotherMagazine (UK, International), Vogue Italia (Italy), Beauty in Vogue (Italy), Printemps Magazine (France), Bergdorf Goodman Magazine (USA), as well as such industry publications as WWD BeautyBiz (USA) and Beauty Report International (Europe). In most cases, our advertising appears in every issue of our committed advertising base as a double-page spread.

  Euoko retains some of the top publicists, including Marcy Engelman in the United States. Marcy also represents such clients as Julia Roberts and has previously represented Lancome.

  Euoko participates in key fashion and entertainment events in various capacities. Historically, Euoko’s products have been featured in a celebrity goodie bag at the Academy Awards, in celebrity welcome bags at the Bryant Park Hotel during Fashion Week in New York and at other industry events within North America.

  Euoko is in ongoing communication with key editors worldwide, with an aggressive focus in the United States, Canada and the United Kingdom. Wallpaper magazine selected Euoko as one of the top three “facial fixes” of the year in its February 2007 Annual Design Awards issue. W Magazine is featuring a full-page story on Euoko in the April issue of 2008. More than twenty magazines and one television show have already covered Euoko’s products in exclusive, unpaid editorial content.

Competition

We expect to compete on the quality of our intellectual property (products), the concentration and breadth of our clinical active ingredients, our modern, minimalist packaging, as well as our approach to uncompromised customer service. The high pricing of our Euoko product line positions it in the premium category whose target customer is uninfluenced by mass communication, allowing for Euoko to convey its message effectively and grow to establish itself as the authoritative brand of quality, safety and clinical effectiveness.

While the global cosmetics market is estimated to exceed US$50B and is highly competitive, the particular niche of ultra premium skincare in which Euoko plays is currently targeted by only a select category of exclusive brands, leaving much opportunity for quality and innovation. Euoko’s comparatively high pricing positions it with such key brands as La Prairie (owned by Beiersdorf), La Mer (owned by Estee Lauder Companies), SK-II (owned by Proctor and Gamble), Natura Bisse and Amore Pacific. Euoko’s product portfolio employs a much larger base of active ingredients and a much higher concentration of these ingredients than all of Euoko’s competitors in this category. Euoko’s minimalist, modern packaging and advertising approach deviates from the rich finishes and old-school approach used by its competitors, allowing Euoko to become a trend-setter in an overly modern-seeking global mindset.

We intend to sell our Hewitt-Vevey products with pricing that targets the mass consumer market and intend to bring these customers the quality of product, and concentration and breadth of clinical active ingredients currently available to the premium category of consumers.

Intellectual Property

Despite our efforts to protect our proprietary rights, unauthorized persons may attempt to copy aspects of our website, including the look and feel of our website, products that we sell, product organization, product information and sales mechanics or to obtain and use information that we regard as proprietary, such as the technology used to operate our website and our content. We have applied for trademark registration of Euoko’s key branding elements in several countries and regions, including the United States, Canada, Europe, as well as territories in the Middle East and the Orient. Any encroachment upon our proprietary information, the unauthorized use of our trademark, the use of a similar name by a competing company or a lawsuit initiated against us for our infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business.

Litigation or proceedings before the U.S. Patent and Trademark Office may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and to determine the validity and scope of the proprietary rights of others. Any litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business and operating results. Finally, as we offer and sell our products internationally, we are impacted by the laws of many countries. The laws of many other countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

Governmental Regulation

Cosmetic products are regulated by different regulatory bodies internationally. Euoko’s current products meet the regulatory requirements of all countries and regions in which its products are marketed. In particular, Euoko’s current products meet the regulations set out in the relevant cosmetic directives in force in the members of the European Union, as well as Canada and the United States.

In Europe, the safety of our current products has been evaluated by a qualified doctor within the United Kingdom and the safety dossiers that discuss all products and their ingredients are housed within our United Kingdom office for governmental inspection as needed. This location appears on all of our packaging. As per regulatory requirements, we have also registered our products with all relevant poison control centres within the European Union.

In the United States, because our products fall within the U.S. Food and Drug Administration's definition of "cosmetics", the two most significant U.S. laws relating to our products are the Federal Food, Drug, and Cosmetic Act and the Fair Packaging and Labeling Act.

The Federal Food, Drug, and Cosmetic Act prohibits the marketing of adulterated or misbranded cosmetics in interstate commerce. Violations of the Act involving product composition--whether they result from ingredients, contaminants, processing, packaging, or shipping and handling--cause cosmetics to be adulterated and subject to regulatory action. Under the Federal Food, Drug, and Cosmetic Act, a cosmetic is adulterated if it meets any one of the following criteria:

  it bears or contains any poisonous or deleterious substance which may render it injurious to users under the conditions of use prescribed in the labeling thereof, or under conditions of use as are customary and usual (with an exception made for hair dyes);

  it consists in whole or in part of any filthy, putrid, or decomposed substance;

  it has been prepared, packed, or held under unsanitary conditions whereby it may have become contaminated with filth, or whereby it may have been rendered injurious to health;

  its container is composed, in whole or in part, of any poisonous or deleterious substance which may render the contents injurious to health; or,

  except for hair dyes, it is, or it bears or contains, a color additive which is unsafe within the meaning of section 721(a) of the FD&C Act.

Improperly labeled or deceptively packaged products are considered misbranded and subject to regulatory action. Under the Federal Food, Drug, and Cosmetic Act, a cosmetic is considered misbranded if it meets any one of the following criteria:

  its labeling is false or misleading in any particular;

  its label does not include all required information;

  the required information is not adequately prominent and conspicuous;

  its container is so made, formed, or filled as to be misleading;

  it is a color additive, other than a hair dye, that does not conform to applicable regulations issued under section 721 of the Federal Food, Drug, and Cosmetic Act; or,

  its packaging or labeling is in violation of an applicable regulation issued pursuant to section 3 or 4 of the Poison Prevention Packaging Act of 1970.

In addition, under the authority of the Fair Packaging and Labeling Act, the U.S. Food and Drug Administration requires an ingredient declaration to enable consumers to make informed purchasing decisions. Cosmetics that fail to comply with the Fair Packaging and Labeling Act are considered misbranded under the Federal Food, Drug, and Cosmetic Act.

The U.S. Food and Drug Administration's legal authority over cosmetics is different from other products regulated by the agency, such as drugs, biologics, and medical devices. Cosmetic products and ingredients are not subject to the U.S. Food and Drug Administration's premarket approval authority, with the exception of color additives. However, the U.S. Food and Drug Administration may pursue enforcement action against products, firms or individuals that violate the applicable laws and regulations.

Cosmetic firms are responsible for substantiating the safety of their products and ingredients before marketing. Euoko’s current products meet all of FDA’s regulatory requirements in effect in terms of safety, claims and labeling.

RESEARCH AND DEVELOPMENT

In the 2006 fiscal year, we spent $24,700 on research and development and in the 2007 fiscal year, we spent $70,869 on research and development. None of these costs will be borne directly by our customers.

Employees

We have twenty (20) full time employees and contractors.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Our new business operations will be subject to a number of risks and uncertainties, including those set forth below:

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

As the majority of our business assets and all of our directors and officers are located outside of the United States; investors may be limited in their ability to enforce U.S. civil actions against our assets or our directors and officers. You may not be able to receive compensation for damages to the value of your investment caused by wrongful actions by our directors.

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

Brandon Truaxe, our President & CEO owns 10,504,000 of our common shares, approximately 30% of our issued and outstanding common stock, and 12,285,000 of our preferred shares, which is 100% of our issued and outstanding preferred stock. Julio Torres, our Vice President and Chief Innovations Officer, owns 1,755,000 of our common shares, 5% of our issued and outstanding common stock. Since each of our preferred shares carries the right to vote 500 times per preferred share, this means that Brandon Truaxe controls 6,153,004,000 votes out of a possible 6,177,600,000 votes, which is approximately 99.6% of the total possible votes in a vote by our shareholders concerning the management of our company. Together, Brandon Truaxe and Julio Torres control 6,154,759,000 shareholder votes, which is approximately 99.6% of the possible votes in a vote by our shareholders. Our management is able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control, which may be to the benefit of our management but not in the interest of the shareholders. This beneficial ownership and potential effective control on all matters relating to the business and operations of our company could eliminate the possibility of shareholders changing the management in the event that the shareholders did not agree with the conduct of the officers and directors. Additionally, the shareholders would potentially not be able to obtain the necessary shareholder vote to affect any change in the course of business of our company. This lack of shareholder control could prevent the shareholders from removing from the Board of Directors any directors who are not managing the company with sufficient skill to make it profitable, which could prevent us from becoming profitable.

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

Item 2.           Description of Property.

Principal Offices

We lease our main office at 67 Mowat Avenue, Suite 535, Toronto, Ontario, Canada. This office provides us with 1,914 square feet of space for monthly rent of CDN$4,226.75. This space currently meets all of our needs but we may require additional or different office space over the next twelve months to facilitate our expected staffing growth.

Item 3.           Legal Proceedings.

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

Item 4.           Submissions of Matters to a Vote of Security Holders.

None

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

In the United States, our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “EUOK.” The following quotations, obtained from Yahoo Finance, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Our common shares were originally quoted for trading on the OTCBB on January 30, 2006 under the symbol “VEQI”.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2007	$0.95	$0.58
September 30, 2007	$2.00	$0.65
June 30, 2007	$2.20	$0.85
March 31, 2007	$1.05	$0.55
December 31, 2006	N/A(2)	N/A(2)
September 30, 2006	N/A(2)	N/A(2)
June 30, 2006	$0.11	$0.11
March 31, 2006	N/A(3)	N/A(3)

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

On April 14, 2008, the shareholders' list of our common shares showed 14 registered shareholders, 35,100,000 common shares and 12,285,000 preferred shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2007

On April 5, 2007, we closed a private placement of 728,000 common shares at a purchase price of $0.235 per share for gross proceeds of $171,080. We conducted the private placement in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. None of the subscribers were U.S. persons, as defined in Regulation S. No directed selling efforts were made in the United States by Euoko Group, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We implemented the applicable offering restrictions required by Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to US persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available. The offering materials and documents also contain a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933.

Subsequent to the fiscal year ended December 31, 2007

On March 7, 2008, we issued 12,285,000 shares of our preferred stock to one (1) investor pursuant to an amended and restated share exchange agreement with Euoko Inc. as partial consideration for all of the issued and outstanding shares of Euoko Inc. We issued the preferred shares to one (1) non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on an exemption from registration under Regulation S and/or Section 4(2) of the Securities Act of 1933. No directed selling efforts were made in the United States by Euoko Group, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We implemented the applicable offering restrictions required by Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to US persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available. The offering materials and documents also contain a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933.

On March 7, 2008, we granted common stock options to 14 of our employees, consultants, officers and directors to purchase an aggregate of 1,500,000 shares of our common stock at an exercise price of $1.00 per share, exercisable until March 7, 2013. We granted these options pursuant to an amended and restated share exchange agreement with Euoko Inc. as partial consideration for all of the issued and outstanding shares of Euoko Inc. We granted 1,450,000 of the common stock options to thirteen (13) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. No directed selling efforts were made in the United States by Euoko Group, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We implemented the applicable offering restrictions required by Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to US persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available. The offering materials and documents also contain a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933. We granted 50,000 of the common stock options to one (1) U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in reliance on Regulation D and/or Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

We have not adopted any equity compensation plans.

Item 6.           Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operations

Over the next twelve month period we intend to pursue our business plan of developing, marketing and distributing luxury skin treatments. We also intend to develop, market and distribute a line of skin treatments through our subsidiary Hewitt-Vevey. We intend to explore ways of expanding our company through greater marketing, sales and distribution arrangements. We may have to raise additional financing to be able to take advantage of expansion opportunities as they arise. If we do require additional financing, we will likely do that through taking on debt and we may consider the sale of equity securities. We have not determined which, if any, expansion opportunities we will proceed with but we would like to have the financing to be ready to act quickly if the right opportunity arises.

Over the next twelve months, we also plan to continue our current research and development work on ten new products. We hope to have completed products ready to introduce to the market by end of 2008. Seven of the ten products we are working on are for our Euoko line and three are for our Hewitt-Vevey subsidiary.

Product Research and Development

We anticipate that we will expend $250,000 on research and development over the twelve months ending December 31, 2008.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2008.

Employees

We have twenty (20) full time employees and contractors.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock, shareholder loans and advances from related parties.

As of December 31, 2007, our total assets were $100,498 compared to total assets of $708,595 as of December 31, 2006. This decrease was due to the fact that we stopped carrying out our former business.

As of December 31, 2007 our total current liabilities were $52,395 as compared to $699,433 as of December 31, 2006. This decrease was due to the fact that we stopped carrying out our former business.

As of December 31, 2007 we had cash in the amount of $35,195 compared to cash in the amount of $10,943 as of December 31, 2006. This increase was due to the fact that we closed a private placement of 728,000 common shares at a purchase price of $0.235 per share for gross proceeds of $171,080.

Cash Requirements

As of April 9, 2008, we had cash on hand of $85,000. Management projects that we may require an additional $3,165,000 to fund our ongoing operating expenditures, offering expenses and working capital requirements for the twelve month period ending December 31, 2008, broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending December 31, 2008

Operating expenditures

Marketing & Sales	$1,750,000

General and Administrative	$750,000

Product development and deployment	$400,000

Working capital	$350,000

Total (including Offering Costs)	$3,250,000

As at January 1, 2008, we had available funding totaling $1,050,000 under a term loan agreement with a related party and on April 14, 2008 this facility was increased by $1,500,000. In addition, on March 7, 2008, our Hewitt-Vevey subsidiary entered into a term loan agreement with a related party totaling $1,150,000. This agreement is attached hereto as an exhibit. This funding should allow us to meet our current cash requirements. We may have to raise additional monies through private placements of our equity securities and/or debt financing in order that we may fund continuing operational expenses beyond this twelve-month period.

Due to the uncertainty of our ability to generate a sustainable operation, in their report on the annual financial statements for the year ended December 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There are no assurances that we will be able to obtain further funds as may be required for our continued operations. If required, we will pursue various financing alternatives to meet our immediate and long-term financial requirements, which we anticipate will consist of further private placements of equity securities, advances from related parties or shareholder loans. We have not entered into any definitive agreements with any shareholders or related parties for the provision of loans or advances. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Going Concern

We have historically incurred losses and have incurred a net loss of $133,593 for the year ended December 31, 2007. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (i) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (ii) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their three to five most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Revenue Recognition

Product sales are reported on a net basis, which is computed by deducting from gross sales discounts, the amount of actual product returns received and an amount estimated for anticipated product returns. Product sales are recognized upon the passage of title to the customer, provided that the collection of the proceeds from sales is reasonably assured. The Company’s practice is to accept product returns within four weeks of shipment to the customer, only if properly requested, for a full refund less a nominal return shipping charge

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years.

In February 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument.

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

Item 7.           Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

On March 7, 2008, we acquired Euoko Inc., a private Canadian Corporation, and became engaged in the business of the development, marketing and distribution of luxury skin treatments. Our financial statements filed in this annual report reflect periods that ended prior to our acquisition of Euoko Inc.

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated April 12, 2008

Audited Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006

Audited Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2007 and for the year ended December 31, 2006

Audited Consolidated Statements of Cash Flows for the year ended December 31, 2007 and for the year ended December 31, 2006

Audited Consolidated Statements of Changes in Stockholders' Equity for year ended December 31, 2007 and for the year ended December 31, 2006

Notes to the Consolidated Financial Statements

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARY

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2007 AND 2006

PAGE	3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

PAGE	4	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

PAGE	5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

PAGE	6-15	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Euoko Group Inc. (formerly Vita Equity Inc.) and Subsidiary

We have audited the accompanying consolidated balance sheets of Euoko Group Inc. (formerly Vita Equity Inc.) and Subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euoko Group Inc. (formerly Vita Equity Inc.) and Subsidiary as at December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no sustainable operations and had an accumulated deficit of $147,381 as of December 31, 2007. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, on March 7, 2008, the Company acquired all of the outstanding shares of Euoko Inc. (Canada), a private Canadian company in exchange for $145,000 and 12,285,000 shares of preferred stock and as a result Euoko Inc. (Canada) became a wholly owned subsidiary of the Company. The acquisition was accounted for as a reverse merger (recapitalization) with Euoko, Inc. (Canada) deemed to be the accounting acquirer, and the Company the legal acquirer.

Weinberg & Company, P.A.
Los Angeles, California
April 12, 2008

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2007	2006
CURRENT ASSETS
Cash	$35,195	$10,943
Sales tax receivable	316	-
Prepaid expenses	2,083	-

Assets related to discontinued operations:
Accounts receivable, trade	-	12,689
Accounts receivable, related party	-	684,963
Total Current Assets	37,594	708,595

Goodwill	62,904	-

Total Assets	$100,498	$708,595

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$34,954	$8,923
Due to stockholder	17,441	17,441

LIABILITIES RELATED TO DISCONTINUED OPERATIONS,
Accounts payable	-	673,069

Total liabilities	52,395	699,433

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 130,000,000 shares authorized,
35,100,000 and 34,372,000 shares issued and outstanding at
December 31, 2007 and 2006,respectively	35,100	34,372
Additional paid in capital	149,200	(21,152)
Accumulated Deficit	(147,381)	(13,788)
Accumulated other comprehensive income	11,184	9,730
Total stockholders’ equity	48,103	9,162

Total liabilities and stockholders’ equity	$100,498	$708,595

See accompanying notes to consolidated financial statements.

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	December 31,	December 31,
	2007	2006

Revenues	$-	$-

Operating expenses	124,988	27,015

Loss from continuing operations	(124,988)	(27,015)

Income (loss) from discontinued operations	(8,605)	27,627

Net income (loss)	(133,593)	612

Other comprehensive income, foreign currency translation adjustments	1,454	847

Comprehensive (loss) income	$(132,139)	$1,459

Loss from continuing operations per common share, basic and diluted	$-	$-
(Loss) income from discontinued operations per common share, basic
and diluted	$-	$-
Net (loss) income per common share, basic and diluted	$-	$-

Weighted average shares outstanding, basic and diluted	34,910,521	34,372,000

See accompanying notes to consolidated financial statements.

EUOKO GROUP INC (formerly VITA EQUITY INC.) AND SUBSIDIARY CONSOLIDATED
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

					Accumulated
		Common	Additional		Other
	Common	Stock	Paid in	Accumulated	Comprehensive
	Stock	Amount	Capital	Deficit	Income	Total

BALANCE, JANUARY 1, 2006	34,372,000	$34,372	$(21,152)	$(14,400)	$8,883	$7,703

Foreign currency translation gain	-	-	-	-	847	847

Net income	-	-	-	612	-	612

BALANCE, DECEMBER 31, 2006	34,372,000	34,372	(21,152)	(13,788)	9,730	9,162

Issuance of shares in private placement	728,000	728	170,352	-	-	171,080

Foreign currency translation gain	-	-	-	-	1,454	1,454

Net loss	-	-	-	(133,593)	-	(133,593)

BALANCE, DECEMBER 31, 2007	35,100,000	$35,100	$149,200	$(147,381)	$11,184	$48,103

See accompanying notes to consolidated financial statements.

EUOKO GROUP INC (formerly VITA EQUITY INC.) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	December 31,	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(133,593)	$612
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
(Loss) income from discontinued operations	(8,605)	27,627

Changes in operating assets and liabilities:
Sales tax receivable	(216)	-
Prepaid expenses	(2,083)
Accounts payable	13,512	(13,956)
Net cash (used in) provided by operating activities from continuing	(130,985)	14,283
operations

Change in discontinued assets (liabilities)	33,188	(11,871)

Net cash (used in) provided by operating activities	(97,797)	2,412

Cash flows used in investing activities
Acquisition of HVPS	(50,000)	-

Cash flows provided by financing activities
Issuance of common shares	171,080	-

Effect of exchange rate changes	969	847

NET INCREASE IN CASH	24,252	3,259

CASH, BEGINNING OF YEAR	10,943	7,684

CASH, END OF YEAR	$35,195	$10,943

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Taxes	$-	$-

Supplemental Non Cash Investing and Financing activities
Assumption of accrued expenses upon acquisition of HVPS	$12,904	$-

EUOKO GROUP INC (formerly VITA EQUITY INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Vita Equity Inc. was incorporated in the state of Nevada on July 25, 2000. Vita Equity Inc. acquired all of the outstanding common shares of Vita Equity Inc. (Canada) on September 20, 2000.

The Company was involved in the manufacture of custom ordered jewelry from precious metals and precious stones. On February 27, 2007, the Company decided to discontinue its jewelry operations (see note 3).

On March 16, 2007, our Board of Directors approved a 2.6 for 1 forward stock split of our authorized, issued and outstanding shares of common stock, effective March 22, 2007. As a result, our authorized capital increased from 50,000,000 shares of common stock with a par value of $0.001 to 130,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital increased from 13,200,000 to 34,372,000 shares of common stock. The outstanding shares and per share calculations have been retroactively adjusted to effect the stock split as if it occurred at the beginning of the earliest period presented.

On April 5, 2007, the Company closed a private placement of 728,000 common shares at a purchase price of $0.235 per share for gross proceeds of $171,080 which increased outstanding share capital to 35,100,000.

On May 24, 2007, the Company merged with its wholly owned subsidiary, Euoko, Inc. On January 10, 2008, the Company changed its name to “Euoko Group Inc.”

On December 20, 2007, the Company completed the acquisition of Hewitt-Vevey Pharma Sciences Ltd. (HVPS) for $50,000. The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” and the assets acquired and liabilities assumed were recorded at their fair values at the date of acquisition (see Note 4).

On March 7, 2008, the Company acquired all of the outstanding shares of Euoko Inc. (Canada), a private Canadian company in exchange for $145,000 and 12,285,000 shares of preferred stock and as a result Euoko Inc. (Canada) became a wholly owned subsidiary of the Company. The acquisition will be accounted for as a reverse merger (recapitalization) with Euoko, Inc. (Canada) deemed to be the accounting acquirer, and the Company the legal acquirer. Commensurate with the transaction, the Company changed its year end to July 31.

These financial statements represent only the results of Euoko Group Inc. prior to the reverse merger.

EUOKO GROUP INC (formerly VITA EQUITY INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company had a net loss of $133,593 for the year ended December 31, 2007 and as of December 31, 2007 the Company had an accumulated deficit of $147,381. The Company discontinued its jewelry operations business (see note 3). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan is to attempt to raise additional capital until such time the Company is able to generate sufficient operating revenue or complete a business combination or other such transaction. In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern. The Company has gone through a winding down of its operations, and the ability to continue as a going concern is dependent upon the addition of profitable operations and support from stockholders and investors.

Principles of consolidation

The consolidated financial statements include the accounts and operations of Euoko Group Inc. (formerly Vita Equity Inc.) and its wholly owned subsidiaries Vita Equity Inc. (Canada) and Hewitt-Vevey Pharma Sciences Ltd. Intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of sales taxes receivable, prepaid expenses, accounts payable and accrued liabilities and due to stockholder. The fair value of these financial instruments approximates their carrying amount given the short period to receipt or payment of cash. It is management’s opinion that the Company is not exposed to any significant interest rate or credit risks arising from these financial instruments.

EUOKO GROUP INC (formerly VITA EQUITY INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

The Company's only current component of comprehensive gain (loss) is a foreign currency translation adjustment. The foreign currency translation gains and losses resulting from the translation of the consolidated financial statements of the Company and its subsidiary expressed in Canadian dollars to United States dollars are reported as Accumulated Other Comprehensive Income in the accompanying Consolidated Statement of Stockholders’ Equity.

Other comprehensive income was $1,454 and $847 for the years ended December 31, 2007 and 2006, respectively.

EUOKO GROUP INC (formerly VITA EQUITY INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

EUOKO GROUP INC (formerly VITA EQUITY INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Reclassifications

The Company has reclassified its 2006 financial statements to reflect its jewelry business as discontinued operations.

NOTE 2	RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	Year Ended
	December 31,	December 31,
	2007	2006

Sales	$-	$1,799,030
Rent	$2,095	$7,935

Related party sales represent sales to Montecristo Jewelers Ltd., a Canadian company owned by a beneficial stockholder of the Company. At December 31, 2007 and 2006, $0 and $684,963, respectively, was due from this related party for sales on account.

The Company leases office space from CMMG Finance Inc., a company controlled and owned by Mr. Pasquale Cusano, who is also the beneficial owner of Montecristo Jewelers Ltd., and Nuvo Magazine Ltd., a beneficial stockholder of the Company. In October 2003, the Company renewed the lease which now requires monthly lease payments of $698. Included in accounts payable at December 31, 2007 and at December 31, 2006, was $0 and $0, respectively, due to this related party for rent.

Due to stockholder at December 31, 2007 and December 31, 2006 totaled $17,441 and $17,441 respectively, is unsecured, non-interest bearing, with no fixed maturity date.

NOTE 3	DISCONTINUED OPERATIONS

On February 20, 2007, the Company decided to discontinue its jewelry operations as it was not sufficiently profitable and management had determined that prospects for the business were not good. Management is currently concentrating its efforts on pursuing a change of business for the Company. As such, the results of these operations have been reflected as discontinued operations in the accompanying statements of operations for the years ended December 31, 2007 and 2006.

For the year ended December 31, 2006, sales to Montecristo Jewelers, Ltd., a related party and Canadian customer, accounted for 99% of the sales. The Company had no sales during the year ended December 31, 2007. As of December 31, 2006, 98% of the Company’s accounts receivable was from Montecristo Jewelers Ltd., a related party.

The Company purchased all of its precious metals from one vendor and its precious stones from various suppliers. Material precious metals purchased from one vendor aggregated 64% of the Company’s total merchandise purchases for the year ended December 31, 2006. The Company made no material precious metals purchases for the year ended December 31, 2007.

EUOKO GROUP INC (formerly VITA EQUITY INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 3	DISCONTINUED OPERATIONS continued

Income (loss) from discontinued operations was as follows:

	December 31,	December 31,
	2007	2006

REVENUES:
Trade	$-	$12,300
Related Party	-	1,799,030
Total Revenue	-	1,811,330

COST OF SALES	-	(1,704,462)

GROSS PROFIT	-	106,868

OPERATING EXPENSES
Professional fees	-	13,039
Management salaries	-	35,268
Rent	-	7,935
Consulting	-	22,616
Bad debt	8,605	-
Bank charges and interest	-	383
Total Operating Expenses	(8,605)	79,241

(Loss) income from discontinued operations	$(8,605)	$27,627

NOTE 4	ACQUISITION OF HEWITT-VEVEY PHARMA SCIENCES LTD.

On December 20, 2007, the Company entered into a share purchase agreement with CMMG Finance Inc., a related party (see Note 2) to purchase all of the issued and outstanding shares of Hewitt-Vevey Pharma Sciences Ltd. (“HVPS”) a Canadian corporation. HVPS was incorporated on May 22, 2007 as White RX Laboratories Inc. under the laws of the Canada Business Corporation Act and began operations shortly thereafter. On October 15, 2007, White RX Laboratories Inc. changed its name to Hewitt-Vevey Pharma Sciences Ltd. HVPS is a developmental stage company that plans to research, develop, market and distribute scientifically advanced skin treatments.

Effective with the agreement, the Company purchased 100% of the issued and outstanding shares in the capital of HVPS for $50,000 and the assumption of $12,904 of liabilities. The Company will also pay a royalty fee calculated by multiplying 0.0275 by the gross revenues of HVPS within 60 days of each fiscal year-end of HVPS up to a maximum cumulative royalty fee of $500,000 USD.

EUOKO GROUP INC (formerly VITA EQUITY INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 4	ACQUISITION OF HEWITT-VEVEY PHARMA SCIENCES LTD. continued

The acquisition of HVPS has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and the operations of the company have been consolidated commencing with the closing of the transaction. The purchase price was allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows:

Purchase Price
Cash consideration	$50,000

Purchase price allocation
Goodwill	$62,904
Current liabilities	(12,904)
Total purchase price	$50,000

The unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2007 presented below gives effect to the acquisition as if the transaction had occurred at the beginning of such period.

The Pro Forma Unaudited Financial Statements have been prepared by management of the Company in order to present results of operations of the Company and HVPS as if the acquisition had occurred at January 1, 2007.

2007
Revenues	$-
Operating expenses	137,519
Loss from continuing operations	(137,519)
Loss from discontinued operations	(8,605)
Net loss	(146,124)
Other comprehensive income, foreign currency translation
adjustments	1,454
Comprehensive loss	$(144,670)

EUOKO GROUP INC (formerly VITA EQUITY INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 5	INCOME TAXES

Significant components of the Company’s deferred income tax assets at December 31, 2007 and December 31, 2006 are as follows:

	December 31,	December 31,
	2007	2006
Deferred income tax asset:
Net operating loss carry	$45,422	$185
forward
Valuation allowance	(45,422)	(185)
Net deferred income tax asset	$-	$-

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

Net operating loss carry forwards from U.S. operations totaling approximately $147,381 federal at December 31, 2007 are being carried forward. The net operating loss carry forwards expire at various dates through 2027 for federal purposes.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) — an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2007, the Company does not have a liability for unrecognized tax benefits.

EUOKO GROUP INC (formerly VITA EQUITY INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 5	INCOME TAXES continued

The Company files income tax returns in the U.S. federal jurisdiction. The Company is subject to U.S. federal income tax examinations by tax authorities for five years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 6	SUBSEQUENT EVENTS

On March 7, 2008, the Company acquired all of the outstanding shares of Euoko Inc. (Canada), a private Canadian company in exchange for $145,000 and 12,285,000 shares of preferred stock and as a result Euoko Inc. (Canada) became a wholly owned subsidiary of the Company. Each shareholder of outstanding shares of preferred stock is entitled to five hundred (500) votes for each share of preferred stock held on all matters submitted to a vote of shareholders. Cumulative voting is not provided for in the articles of incorporation or any amendments thereto, which means that the majority of votes can elect all of the directors then standing for election. Preferred stock is not entitled to preemptive rights and is not subject to conversion or redemption. Upon the occurrence of a liquidation, dissolution or winding-up, the holders of shares of preferred stock are not entitled to share ratably in all assets remaining after payment of liabilities and satisfaction of preferential rights of any outstanding preferred stock. There are no sinking fund provisions applicable to our preferred stock. The outstanding shares of our preferred stock are fully paid and non- assessable. The holders of outstanding shares of our preferred stock are not entitled to receive dividends out of assets legally available at times and in amounts as our board of directors may determine.

The acquisition will be accounted for as a reverse merger (recapitalization) with Euoko, Inc. (Canada) deemed to be the accounting acquirer, and the Company the legal acquirer. Euoko Inc. (Canada) is engaged in the development, marketing and distribution of luxury skin treatments. The Company also granted options to purchase 1,500,000 shares of common stock to the former shareholders of Euoko Inc. (Canada). The fair value of the options will be reflected as compensation expense on the date granted. The Company has also decided to change its year end to July 31 commensurate with the transaction.

EUOKO GROUP INC (formerly VITA EQUITY INC.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 6	SUBSEQUENT EVENTS continued

On March 7, 2008, the Company entered into a loan payable to a shareholder of the Company, unsecured, interest at 1.25% per annum payable at maturity, due March 6, 2013. The loan agreement allows for the Company to borrow up to $1,150,000. Beginning February 1, 2008, in addition to interest, the Company must pay to the lender a royalty fee based on 8.75% of all gross revenues of Hewitt Vevey Pharma Sciences Ltd., payable annually. The royalty life is indefinite.

Item 8.           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A.        Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect, process, summarize and disclose the information we are required to disclose in the reports we file with the Securities and Exchange Commission (SEC) within the time periods specified in the applicable rules.

At the end of the period covered by this Annual Report on Form 10-KSB, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007 (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended.) Based on that evaluation, our principal executive officer and our principal financial officer concluded that these controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the recently completed fiscal period ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our principal executive and our principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of the assets;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and,

(c)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management's Report on Internal Control over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Our principal financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, our principal financial officer used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework.” Our principal financial officer concluded that our company’s internal control over financial reporting was effective, as of December 31, 2007, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. However, our principle financial officer concluded that there was a weakness in our internal control because no audit committee had been established as of December 31, 2007.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management's report in this Annual Report on Form 10-KSB.

Item 8B.         Other Information

None.

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at April 15, 2008, our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Served as a Director and/or Officer of Euoko Inc. Since
Brandon Truaxe	President, Chief Executive Officer and director	29	July 13, 2003*
Michael Basler	Chief Financial Officer, Secretary, Treasurer and director	45	July 27, 2007*
Julio Torres	Vice President and Chief Innovations Officer and director	33	October 19, 2005*

*Became an officer of Euoko Group Inc. on March 7, the date of our acquisition of Euoko Inc., and became a director of Euoko Group Inc. on April 14, 2008.

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Brandon Truaxe, President and Chief Executive Officer

Educated in Computer Science at the University of Waterloo, Brandon’s interest in business development has allowed him to explore a variety of successful ventures in software, nutrition, graphics design and cosmetics. Having conceptualized and founded Euoko, Brandon has also maintained a successful software development business, Custom Struct, whose most notable project has been the leading of a renowned web-centric automotive financing system for the Canadian operations of DealerTrack Holdings, Inc. This software system has revolutionized online lending, and is used by more than 2,500 automotive dealerships and over twenty prime and sub-prime lending institutions. Prior to founding Euoko, Inc., he was a founding member and president of Schematte Corporation (a software development firm) and Organic Senses Ltd. (a marketer of nutritional supplements). Brandon has developed and led Euoko’s branding, design, ingredient selection, legal issues, website design, software design and all aspects of Euoko’s business. Mr. Truaxe has no prior public company experience as a director or officer.

Michael Basler, Chief Financial Officer

Michael Basler has an Honours B.A. (major in Economics) from Wilfrid Laurier University and received his Certified Management Accountant designation in 1992. For the past twenty years, Michael has held senior financial management positions of increasing responsibility with publicly-listed companies. Prior to joining Euoko in July 2007, Michael held the position of Chief Financial Officer with DealerTrack Canada Inc., a Canadian subsidiary of DealerTrack Holdings, Inc.

Prior to DealerTrack Canada Inc., he was Corporate Controller and Treasurer with Platform Technologies Inc., and Corporate Controller with both Teklogix International Inc. and Promis Systems Corporation. Michael’s experience includes establishing and administratively staffing international subsidiary organizations, dealing with the complexities of international income and value-added tax regimes, tariffs and duties, and consolidated and local financial reporting. Michael was also instrumental in preparing each of the companies with which he has worked for their Initial Public Offerings. Mr. Basler has no public company experience as a director or officer.

Julio Torres, Vice President and Chief Innovations Officer

Educated in Computer Science at the University of Havana, Julio has gained extensive background in modern software development in positions of progressively increasing responsibility with Cuba’s Ministry of Finance. Prior to joining Euoko, Julio held the position of CEO at Vitral Projects Limited, a software firm founded by him that provided software consulting services to DealerTrack Holdings, Inc. His firm has collaborated extensively with Brandon Truaxe in the development of a complex automotive financing software system for DealerTrack. At Euoko, Julio’s creativity and extensive design background have allowed him to play a vital role since the early stages of the company’s brand and image development. Euoko benefits not only from Julio’s creativity and extraordinary attention to detail, but also from his solid technology background which has been fundamental in the development of Euoko’s technology requirements. Julio has been heavily involved in the development of Euoko’s branding, design, formulation, ingredient selection, supplier selection, legal issues, website design, software design and all aspects of Euoko’s business. Mr. Torres has no public company experience as a director or officer.

Board Meetings and Committees

Our board of directors held no formal meetings during the 12 month period ended December 31, 2007. All proceedings of the board of directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the by-laws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

We do not have standing audit, nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our board of directors. The directors who perform the functions of auditing, nominating and compensation committees are not independent because they are also officers of our company. The determination of independence of directors has been made using the definition of independent director, as that term is used in Rule 4200(a)(15) of the of the Rules of NASDAQ Market Place Rules. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors.

Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. The process of identifying and evaluating nominees for director typically begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B.

We believe that our entire board of directors is capable of analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues reasonably expected to be raised by our company. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

Our sole director, executive officers, promoters or control persons have not been involved in any of the following events during the past five years:

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

Code of Ethics

Effective April 14, 2007, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president (being our principal executive officer and principal financial officer), contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics.

Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our Company officers. In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles and federal and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests may be sent in writing to our company at Suite 314 – 837 West Hastings Street, Vancouver, BC, V6C 3N6.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2007, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Brandon Truaxe	1(1)	1	N/A

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership.

Item 10.         Executive Compensation.

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2007 who had total compensation exceeding $100,000; and

  up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended December 31, 2007, 2006 and 2005, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brandon Truaxe, President & CEO(1)	2007 2006 2005	30,000 CD(7) Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	30,000 CD(7) Nil Nil
Michael Basler, CFO, Secretary and Treasurer (2)	2007 2006 2005	54,295CD Nil Nil	15,625 CD(3) Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	15 CD Nil Nil	69,935CD Nil Nil
Julio Torres, Vice President and Chief Innovations Officer(4)	2007 2006 2005	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Mauro Baessato(5)	2007 2006 2005	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Dwight Webb, Director (6)	2007 2006 2005	Nil 35,268 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil 35,268 Nil

(1)	Brandon Truaxe became an Officer and Director of Euoko Inc. on July 13, 2003 and an officer of Euoko Group Inc. on March 7, 2008.

(2)	Michael Basler became an Officer and Director of Euoko Inc. on July 27, 2007 and an officer of Euoko Group Inc. on March 7, 2008.

(3)	Accrued but not yet paid.

(4)	Julio Torres became an Officer and Director of Euoko Inc. on October 19, 2005 and an officer of Euoko Group Inc. on March 7, 2008.

(5)	Mauro Baessato became an Officer and Director on August 1, 2000 and resigned from the position of Director on April 13, 2003. Mauro Baessato resigned as an officer of our company on March 7, 2008.

(6)	Dwight Webb became an Officer and Director on August 1, 2000 and resigned as an officer on March 7, 2008 and as a director on April 14, 2008.

(7)	Accrued but not yet paid.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to December 31, 2007.

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

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 11.         Security Ownership of Certain Beneficial Owners and Management.

As of April 14, 2008, there were 35,100,000 shares of our common stock and 12,285,000 shares of our preferred stock issued and outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of April 14, 2008 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Owner	Percent of Class (1)(2)
Brandon Truaxe, President & CEO	Preferred Stock	12,285,000	100%
	Common Stock	10,704,000(3)	30%
Julio Torres Vice President and Chief Innovations Office	Common Stock	1,955,000(4)	6%
Michael Basler, CFO, Secretary & Treasurer	Common Stock	325,000(5)	*
Directors and Officers as a group	Preferred Stock	12,285,000	100%
	Common Stock	12,984,000(6)	36%(6)

(1)

Based on 35,100,000 shares of common stock and 12,285,000 shares of preferred stock issued and outstanding as of April 14, 2008 and as of the date of this annual report on Form 10-KSB. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for the purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)

Since each of our preferred shares carries the right to vote 500 times per preferred share, this means that, counting both his preferred shares and common shares, Brandon Truaxe controls 6,153,004,000 votes out of a possible 6,177,600,000 votes, which is approximately 99.6% of the total possible votes in a vote by our shareholders concerning the management of our company.

(3)

Includes 10,504,000 common shares and 200,000 common share purchase options issued on March 7, 2008, pursuant to the amended and restated share exchange agreement with Euoko, at an exercise price of $1.00 and an expiry date of March 7, 2013.

(4)	Includes 1,755,000 common shares and 200,000 common share purchase options issued on March 7, 2008.

(5)	Includes 325,000 common share purchase options issued on March 7, 2008.

(6)	Together, Brandon Truaxe and Julio Torres control 6,154,759,000 shareholder votes, which is approximately 99.6% of the possible votes in a vote by our shareholders.

Changes in Control

A change in control of our company occurred as a result of the share exchange we completed with the former shareholders of Euoko Inc. on March 7, 2008.

As a result of the share exchange, one former shareholder of Euoko Inc., Brandon Truaxe, now owns 12,285,000 preferred shares in our company. Each preferred share carries with it the voting rights of 500 votes per share. So, the 12,285,000 preferred shares now held by Brandon Truaxe have the power of 6,142,500,000 votes. Two of the three former shareholders of Euoko, Inc., Brandon Truaxe and Julio Torres have purchased 10,504,000 common shares and 1,755,000 of our common shares, respectively, from some of our shareholders on their own.

We have 35,100,000 shares of our common stock, par value $0.001, issued and outstanding. Each common share carries with it the voting rights of one (1) vote per share.

This means that Brandon Truaxe controls 6,153,004,000 votes out of a possible 6,177,600,000 votes, which is approximately 99.6% of the total possible votes in a vote by our shareholders, concerning the management of our company. Together, Brandon Truaxe and Julio Torres control 6,154,759,000 shareholder votes, which is approximately 99.6% of the possible votes in a vote by our shareholders.

Our former control person, Dwight Webb, our sole director, now owns 1,475,000 shares of our common stock, constituting approximately 4% of our issued and outstanding common stock. Dwight Webb now has 1,475,000 votes, which represents less than 1% of the possible 6,177,600,000 votes in a vote by our shareholders.

The issuance of the 12,285,000 preferred shares effectively gives the control of the management and direction of our company to Brandon Truaxe, who is also now our President and Chief Executive Officer.

Furthermore Brandon Truaxe holds 200,000 common stock options, Julio Torres holds 200,000 common stock options and Michael Basler holds 325,000 common stock options. These options can be exercised for one common share each at a price of $1.00 until they expire on March 7, 2013 or until they are terminated pursuant to other terms and conditions of the option agreements, the form of which is attached as an exhibit to this current report.

Item 12.         Certain Relationships and Related Transactions.

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

On March 7, 2008, we completed a share exchange involving, among others, Brandon Truaxe, the beneficial shareholder of approximately 30% of our issued and outstanding common shares and Julio Torres, the beneficial shareholder of approximately 5% of our issued and outstanding common stock.

The share exchange was with the former shareholders of Euoko Inc.: Brandon C. Truaxe; Julio Alexis Torres Lopez; and, CMMG Finance Inc. Through this share exchange, we acquired all of the issued and outstanding shares of Euoko Inc., a private Canadian company engaged in the business of the development, marketing and distribution of luxury skin treatments.

In consideration for the shares of Euoko Inc. that we received, we paid at total of $145,000, issued 12,285,000 preferred shares to the former shareholders of Euoko Inc. and granted 1,500,000 common stock options to Brandon Truaxe, Michael Basler and Julio Torres as well as eleven other optionees named by Brandon Truaxe and Julio Torres. We paid the consideration as follows:

to Brandon Truaxe, $28,000, 12,285,000 preferred shares and 200,000 common stock options;

to CMMG Finance, $110,000;

to Julio Torres, $7,000 and 200,000 common stock options;

to Michael Basler 325,000 common stock options; and,

to named Optionees, 775,000 common stock options.

As a result of the share exchange, Brandon Truaxe, now owns 12,285,000 preferred shares in our company. Each preferred share carries with it the voting rights of 500 votes per share. The 12,285,000 preferred shares carry the voting power of 6,142,500,000 common shares. We have 35,100,000 shares of our common stock, par value $0.001, issued and outstanding. Each common share carries with it the voting rights of one (1) vote per share. The completion of the share exchange, including the issuance of the 12,285,000 preferred shares, effectively gives the control of the management and direction of our company to Brandon Truaxe, who is also now our President and Chief Executive Officer.

Also pursuant to the share exchange, Julio Torres is now our Vice President and Chief Innovations Officer and Michael Basler is now our Chief Financial Officer, Secretary and Treasurer.

The approximate dollar value of the transaction was $740,785. This was an exchange of shares plus some additional consideration, the amounts of which were negotiated between the parties and arrived at as the fair value of the rights and interests being exchanged. This transaction was reviewed, approved and ratified by our sole director.

Review, Approval or Ratification of Transactions with Related Parties

Other than the Company's Code of Ethics, the Board does not have a specific written policy regarding the review, approval or ratification of transactions with related parties. Our board of directors does, however, follow certain procedures relating to the approval of transactions involving related parties. Related parties generally include executive officers and directors, stockholders owning more than 5% of our common stock or immediate family members of any such persons. A related party transaction will be approved only if it is disclosed to our board of directors and is approved by a majority of the disinterested members of our board of directors. Prior to approving any related party transaction, our board of directors reviewing such transaction must (i) be satisfied that they received all material facts relating to the transaction, (ii) have considered all relevant facts and circumstances available to them and (iii) have determined that the transaction is in (or not inconsistent with) the best interests of our company’s shareholders. No director that is an interested party in a transaction may participate in the approval of such transaction.

Item 13.         Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 filed on September 21, 2004).

3.2	Bylaws (incorporated by reference from our Form SB-2 filed on September 21, 2004).

3.3	Certificate of Change filed with the Secretary of State of Nevada on March 22, 2007 (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2007).

3.4	Certificate of Correction filed with the Secretary of State of State of Nevada on March 19, 2007 (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2007)

3.5	Articles of Merger filed with the Secretary of State of Nevada on May 17, 2007 and which is effective May 24, 2007 (incorporated by reference from our Current Report on Form 8-K filed on May 25, 2007)

3.6	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 22, 2007 (incorporated by reference from our Current Report on form 8-K filed on June 28, 2007)

3.7	Articles of Merger filed and effective with the Secretary of State on January 10, 2008 (incorporated by reference from our Current Report of Form 8-K filed on January 22, 2008)

(10)	Material Contracts

10.1	Assignment and Assumption Agreement (incorporated by reference from our Form SB-2 filed on September 21, 2004).

10.2	Declaration of Trust (incorporated by reference from our Form SB-2 filed on September 21, 2004).

10.3	Letter Agreement dated April 5, 2007 (incorporated by reference from our Current Report on Form 8-K filed on April 25, 2007).

10.4	Amended and Restated Share Exchange Agreement (incorporated by reference from our Current Report on Form 8-K filed on July 27, 2007)

10.5	Share Purchase Agreement between Euoko Inc. and CMMG Finance Inc. (incorporated by reference form our Current Report on Form 8-K filed on December 26, 2007)

10.6

Letter from our company to Brandon Truaxe, Julio Torres and CMMG Finance Inc. to the Amended and Restated Share Purchase Agreement dated November 23, 2007 (incorporated by reference form our Current Report on Form 8-K filed on December 26, 2007)

10.7	Loan Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).

10.8	Form of Option Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).

10.9	Lease Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).

Exhibit	Description
Number

10.10	Employment agreement with Brandon Truaxe (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).

10.11	Employment agreement with Michael Basler (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).

10.12	Share Purchase Agreement between Euoko Inc. and CMMG Finance, Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 26, 2007).

10.13	Letter between the Parties to the Amended and Restated Share Purchase Agreement dated November 23, 2007 (incorporated by reference from our Current Report on Form 8-K filed on December 26, 2007).

10.14	Share Purchase Agreement between Euoko Inc. and CMMG Finance, Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 26, 2007).

10.15*	Term Loan Agreement dated April 14, 2008.

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on April 14, 2004).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 (Brandon Truaxe)

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 (Michael Basler)

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 (Brandon Truaxe)

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 (Michael Basler)

*Filed herewith

Item 14.         Principal Accountant Fees and Services

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended December 31, 2007 and December 31, 2006:

Services	2007	2006
Audit fees	$21,596	$22,390
Tax fees	$Nil	$Nil
All other fees	$Nil	$Nil

Total fees	$21,596	$22,390

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Weinberg & Company P.A. for the fiscal years ended December 31, 2007 and December 31, 2006 in connection with statutory and regulatory filings or engagements.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees. We do not use Weinberg & Company P.A., for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Weinberg & Company P.A. to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Weinberg & Company P.A. is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (the functions of which are performed by our entire board of directors); or

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our sole director either before or after the respective services were rendered.

Our board of directors have considered the nature and amount of fees billed by Weinberg & Company P.A. and believe that the provision of services for activities unrelated to the audit is compatible with maintaining Weinberg & Company P.A.’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUOKO GROUP INC.

By:	/s/ Brandon Truaxe
Brandon Truaxe, President and Chief Executive
Officer (Principal Executive Officer)
Date: April 15, 2008

EUOKO GROUP INC.

By:	/s/ Michael Basler
Michael Basler, Chief Financial Officer
(Principal Financial Officer, Principal Accounting
Officer)
Date: April 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Brandon Truaxe
Brandon Truaxe, President and Chief Executive
Officer (Principal Executive Officer)
Date: April 15, 2008

By:	/s/ Michael Basler
Michael Basler, Chief Financial Officer
(Principal Financial Officer, Principal Accounting
Officer)
Date: April 15, 2008

By:	/s/ Julio Torres
Julio Torres, Director
Date: April 15, 2008