Form 10KSB/A
period 2007-12-31
Euoko Group Inc.
filed 2008-04-15
CIK 1125918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

EXPLANATORY NOTE

This amendment to our annual report is filed to provide the conformed signature of Weinberg & Company, P.A on the Report of Independent Registered Public Accounting Firm (page F-3).

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

/s/ Weinberg & Company, P.A.

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