Form 10-Q
period 2008-04-30
Euoko Group Inc.
filed 2008-06-20
CIK 1125918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission file number 000-51163

EUOKO GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0547993
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

67 Mowat Avenue, Suite 535, Toronto, Ontario, Canada M6K 3E3
(Address of principal executive offices)

416-657-3456
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 35,100,000 common shares issued and outstanding as of June 2, 2008.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our condensed consolidated financial statements are stated in United States Dollars (US$) and are prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements. The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms "we", "us", "Company", and "Euoko" mean Euoko Group, Inc. and our subsidiaries Euoko Inc., Hewitt-Vevey Pharma Sciences Ltd. and Vita Equity Inc., unless otherwise indicated. All dollar amounts refer to U.S. dollars unless otherwise indicated.

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES

CONTENTS

PAGE 1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2008 (UNAUDITED) AND JULY 31, 2007

PAGE 2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2008 AND 2007 (UNAUDITED)

PAGE 3	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY AT APRIL 30, 2008 (UNAUDITED)

PAGE 4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2008 AND 2007 (UNAUDITED)

PAGE 5-17	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF APRIL 30, 2008 (UNAUDITED)

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	April 30,	July 31,
	2008	2007
	(unaudited)
CURRENT ASSETS
Cash	$74,978	$145,941
Accounts receivable	120,369	-
Sales tax receivable	50,437	51,823
Income tax receivable	17,476	16,545
Prepaid expenses and deposits	87,787	13,221
Inventories	304,453	284,767
Total current assets	655,500	512,297

Property and equipment, net	74,025	75,667
Goodwill	61,912	-

Total Assets	$791,437	$587,964

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$649,310	$274,886
Due to stockholder	84,182	14,449
Total current liabilities	733,492	289,335

Loans payable to related party	3,226,925	985,320

Total liabilities	3,960,417	1,274,655

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $.001 par value, 100,000,000 shares authorized,
12,285,000 shares issued and outstanding	12,285	-
Common stock, $.001 par value, 130,000,000 shares authorized,
35,100,000 shares issued and outstanding	35,100	35,100
Additional paid-in capital	1,588,333	176,577
Accumulated other comprehensive loss	(74,003)	(34,614)
Accumulated deficit	(4,730,695)	(863,754)
Total stockholders’ deficiency	(3,168,980)	(686,691)

Total liabilities and stockholders’ deficiency	$791,437	$587,964

See accompanying notes to condensed consolidated financial statements.

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND NINE MONTHS ENDED
APRIL 30, 2008 AND 2007 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2008	2007	2008	2007
Sales	$320,449	$55,212	$673,766	$150,072
Cost of sales	127,950	28,159	284,928	49,351
Gross profit	192,499	27,053	388,838	100,721
Operating expenses
(including stock-based compensation of
$1,543,500 for the three and nine months ended
April 30, 2008)	2,860,807	142,608	4,142,216	302,331
Loss from operations	(2,668,308)	(115,555)	(3,753,378)	(201,610)
Reverse merger costs	49,812	-	49,812	-
Interest expense	25,760	3,530	62,786	7,529
Net loss before income tax	(2,743,880)	(119,085)	(3,865,976)	(209,139)
(Provision) benefit for income tax	-	9,116	(965)	14,933
Net loss	(2,743,880)	(109,969)	(3,866,941)	(194,206)
Other comprehensive income (loss)
Foreign currency translation adjustment	18,781	(5,318)	(39,389)	(4,933)
Comprehensive loss	$(2,725,099)	$(115,287)	$(3,906,330)	$199,139)
Net loss per share, basic and diluted	$(0.08)	$(0.00)	$(0.11)	$(0.01)
Weighted average shares outstanding, basic and
diluted	35,100,000	34,978,667	35,100,000	34,438,667

See accompanying notes to condensed consolidated financial statements.

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE NINE MONTHS ENDED APRIL 30, 2008 (UNAUDITED)

	Preferred	Preferred	Common				Accumulated
	stock	stock	stock	Common	Additional		Other
	number of	amount	number of	stock	paid-in	Accumulated	Comprehensive
	shares		shares	amount	capital	deficit	loss	Total

BALANCE, AUGUST 1, 2007	-	$-	35,100,000	$35,100	$176,577	$(863,754)	$(34,614)	$(686,691)
Distribution to stockholders prior to
reverse merger transaction	-	-	-	-	(145,000)	-	-	(145,000)
Effect of reverse merger transaction	12,285,000	12,285	-	-	(12,285)	-	-	-
Stock-based compensation expense	-	-	-	-	1,543,500	-	-	1,543,500
Contributed salary, consulting and interest costs	-	-	-	-	25,541	-	-	25,541
Foreign currency translation adjustment	-	-	-	-	-	-	(39,389)	(39,389)
Net loss	-	-	-	-	-	(3,866,941)	-	(3,866,941)
BALANCE, APRIL 30, 2008	12,285,000	$12,285	35,100,000	$35,100	$1,588,333	$(4,730,695)	$(74,003)	$(3,168,980)

See accompanying notes to condensed consolidated financial statements.

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 2008 AND 2007 (UNAUDITED)

	Nine Months Ended
	April 30,	April 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,866,941)	$(194,206)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization	20,074	7,447
Stock-based compensation	1,543,500	-
Reverse merger costs	49,812	-
Salaries, fees, and interest expense contributed to capital	25,541	82,399
Changes in operating assets and liabilities, net of effects of reverse merger:
Accounts receivable	(120,844)	11,344
Sales tax receivable	5,760	(17,629)
Income tax receivable	(7)	(29,485)
Prepaid expenses	(61,887)	(116,254)
Inventories	(2,382)	(74,800)
Accounts payable and accrued liabilities	255,078	10,561
Deferred revenue	540	-
Net cash used in operating activities	(2,151,756)	(320,623)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment	(13,884)	(65,109)
Net cash used in investing activities	(13,884)	(65,109)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to stockholders	51,286	(12,959)
Proceeds from loans	2,094,480	526,950
Distribution on reverse merger, net of cash received	(47,521)	-
Net cash provided by financing activities	2,098,245	513,991

Effect of exchange rate changes	(3,568)	(3,437)

NET INCREASE (DECREASE) IN CASH	(70,963)	124,822

CASH, BEGINNING OF PERIOD	145,941	21,664

CASH, END OF PERIOD	$74,978	$146,486

Supplemental cash flow information
Cash paid for income taxes	$1,722	$15,330

Cash paid for interest	$331	$222

See accompanying notes to condensed consolidated financial statements.

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2008 (UNAUDITED)

NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Euoko Group Inc (formerly Vita Equity Inc., the “Company”) was incorporated in the state of Nevada on July 25, 2000. On January 10, 2008, the Company changed its name to “Euoko Group Inc.” and its year end to July 31.

On March 7, 2008, the Company acquired all of the outstanding shares of Euoko Inc. (Canada), a private Canadian company in exchange for $145,000 and 12,285,000 preferred shares, and as a result Euoko Inc. (Canada) became a wholly owned subsidiary of the Company. The acquisition was accounted for as a reverse merger (recapitalization) with Euoko Inc. (Canada) deemed to be the accounting acquirer and the Company the legal acquirer, effective March 7, 2008. Accordingly, the historical financial information presented in the financial statements is that of Euoko Inc. (Canada) as adjusted to give effect to the issuance of the 12,285,000 shares of preferred stock upon completion of the transaction as an adjustment to paid-in capital and to reflect the net liabilities assumed from Euoko Group Inc. of $49,812 as a cost of the reverse merger. The basis of the assets, liabilities and retained earnings of Euoko Inc. (Canada), the accounting acquirer, have been carried over in the recapitalization. The $145,000 has been recorded as a distribution to shareholders prior to the reverse merger.

Euoko Inc. (Canada) is engaged in the development, marketing and distribution of luxury skin treatments.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

The condensed balance sheet information as of July 31, 2007 was derived from the audited financial statements of Euoko Inc (Canada) included with a Form 8-K filed with the SEC on March 13, 2008. These interim financial statements should be read in conjunction with that report.

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2008 (UNAUDITED)

Going concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company had a net loss of $3,866,941 for the nine months ended April 30, 2008, and as of April 30, 2008 the Company had an accumulated deficit of $4,730,695. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan is to attempt to raise additional capital until such time as the Company is able to generate sufficient operating revenue. In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern. The company’s ability to continue as a going concern is dependent upon the achievement of profitable operations, support from stockholders and investors, and raising of additional debt or equity which cannot be reasonably assured.

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

The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality of the customer and whether the balance is significant. At April 30, 2008 and July 31, 2007, there was no allowance for uncollectible trade receivables.

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2008 (UNAUDITED)

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts receivable, sales taxes receivable, income taxes receivable, accounts payable and accrued liabilities and due to stockholder. The fair value of these financial instruments approximates their carrying amount given the short period to receipt or payment of cash. The carrying value of loans payable approximates fair value based on the effective interest rates compared to current market rates.

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
AS OF APRIL 30, 2008 (UNAUDITED)

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
AS OF APRIL 30, 2008 (UNAUDITED)

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

Earnings (loss) per common share

The Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

Options to purchase 1,500,000 and 0 shares of common stock were outstanding as at April 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share for these periods because the Company incurred a loss during those periods, and their effect would be anti-dilutive.

Foreign currency translation

Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at period end exchange rates. Capital accounts are translated into U.S. dollars at the acquisition date rates. Income and expense items are translated at the weighted average exchange rates for the period. Net exchange gains or losses resulting from such translations are excluded from net income (loss) but are included in comprehensive income (loss) and accumulated in a separate component of stockholders' equity.

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

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2008 (UNAUDITED)

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivables.

The Company places its cash with high quality financial institutions and does not anticipate incurring any losses related to this credit risk.

The Company extends credit to customers based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. Two customers each accounted for 15% of sales for the nine months ended April 30, 2008, and one customer accounted for 15% of sales for the nine months ended April 30, 2007. As of April 30, 2008, three customers accounted for 39%, 37% and 16% of accounts receivable. There were no accounts receivable as of April 30, 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”. SFAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument.

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. FAS 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2008 (UNAUDITED)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FAS 133.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2008 (UNAUDITED)

NOTE 2	INVENTORIES

Inventories consist of the following:

	April 30,	July 31,
	2008	2007
	(unaudited)

Raw materials	$121,695	$122,003
Work in process	-	14,102
Finished goods	182,758	148,662
	$304,453	$284,767

NOTE 3	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	April 30,	July 31,
	2008	2007
	(unaudited)

Office equipment	$23,887	$25,979
Computer equipment	37,108	24,081
Laboratory equipment	5,981	-
Leasehold improvements	41,780	39,487

	108,756	89,547
Less accumulated depreciation	(34,731)	(13,880)
	$74,025	$75,667

Depreciation expense was $7,303 and $20,074 for the three and nine months ended April 30, 2008, respectively, and $6,080 and $7,447 for the three and nine months ended April 30, 2007, respectively.

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2008 (UNAUDITED)

NOTE 4	LOANS PAYABLE TO RELATED PARTY

Loans payable consist of the following loans from CMMG Finance Inc., a party related to a stockholder of the Company:

	April 30,	July 31,
	2008	2007
	(unaudited)

Loan payable which is secured by a promissory note,
bears interest at 3.95% per annum payable at
maturity, due October 23, 2011. The loan agreement
allows for the Company to borrow up to $3,000,000
CDN ($2,978,700 US). The Company recorded
additional interest costs of $4,326 for the nine months
ended April 30, 2008 for the difference between the
fair value rate and the note rate and treated such costs
as additional paid-in capital. In addition to interest,
the Company must pay to the lender an introduction
fee based on 2.35% of all gross revenues of Euoko
Inc. (Canada), payable annually, to a total maximum
amount of $5,000,000 CDN ($4,964,500 US). The
introduction fee was deferred by the lender to an
effective start date of February 1, 2008 for calculating
gross revenues.
	$ 2,978,700	$ 985,320
Loan payable which is secured by a promissory note, bears interest at 1.25% per annum payable at maturity, due March 6, 2013. The loan agreement allows for the Company to borrow up to $1,150,000 CDN ($1,141,835 US). The Company recorded additional interest expense of $283 for the nine months ended April 30, 2008 for the difference between the fair value rate and the note rate and treated such costs as additional paid-in capital. In addition to interest, the Company must pay to the lender a royalty fee based on 8.75% of all gross revenues of Hewitt-Vevey Pharma Sciences Ltd, payable annually.	248,225	-
Total long-term debt	$ 3,226,925	$ 985,320

The Company also has available to it another working capital facility in the amount of $1,500,000 CDN (($1,489,350 US) from CMMG Finance Inc. for which no advances have been made to the Company to date. When drawn upon, the facility will be secured by a promissory note and bear interest at 11.00% per annum payable at maturity, due October 23, 2011. Beginning with the first draw down on the additional facility and while the facility is in use, in addition to interest, the Company must pay to the lender a royalty fee based on 5.00% of all gross revenues of Euoko Inc. (Canada), payable annually.

Amounts recorded for interest expenses owing related to the above loans for the three and nine months ending April 30, 2008 were $26,187 ($3,491 – 2007) and $57,226 ($7,202 –2007), respectively.

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2008 (UNAUDITED)

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

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2008 (UNAUDITED)

NOTE 6	STOCK OPTIONS

On March 7, 2008, as a condition of closing the acquisition of Euoko Inc. (Canada), the Company granted options to purchase 1,500,000 shares of common stock at $1.00 per share to various employees, contractors and consultants. The fair value of the options is measured on the grant date and is recognized over the vesting period. The options granted vested immediately and expire March 7, 2013. The options granted were valued at $1,543,500, the fair value of the stock on the date granted determined by using a Black-Scholes pricing model with the following assumptions: expected volatility of 115.4%, average risk free rate of 1.65%, dividend yield of 0.00%, and expected life of 2.5 years. The weighted average fair value of options granted during the year was $1.029. The Company recognized $1,543,500 of compensation expense for the three and nine months ended April 30, 2008 related to the fair value of the vested options.

As at April 30, 2008 options outstanding are as follows:

	Number of	Weighted
	Options	Average
Exercise Price
Balance at August 1, 2007	-	-
Granted	1,500,000	$1.00
Exercised	-	-
Cancelled	-	-

Balance at April 30, 2008	1,500,000	$1.00

Additional information regarding options outstanding as of April 30, 2008 is as follows:

Options Outstanding - $1.00 Exercise Price
Number outstanding	1,500,000
Weighted average remaining contractual life (years)	5
Weighted average exercise price	$1.00
Number exercisable	1,500,000

As at April 30, 2008, the intrinsic value of the 1,500,000 vested options was $1,215,000.

NOTE 7	INCOME TAXES

Reconciliation of the effective income tax rate to the U.S. and Canadian statutory rates are as follows:

	April 30,		July 31,
	2008		2007
	(unaudited)

Tax expense at the U.S. statutory income tax rate	34%		34%
Foreign rate differential	(12%	)	(15%	)
Non-deductible and other items	(1%	)	(3%	)
Valuation allowance	(21%	)	(14%	)
Effective income tax rate	-		2%

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2008 (UNAUDITED)

Significant components of the Company’s deferred income tax assets at April 30, 2008 and July 31, 200 as follows:

	April 30,	July 31,
	2008	2007
	(unaudited)
Deferred income tax asset:
Net operating loss carry forward	$1,032,360	$209,768
Valuation allowance	(1,032,360)	(209,768)
Net deferred income tax asset	$-	$-

Based upon the Company’s history of losses in the U.S. parent company and in the Canadian subsidiary companies, and management’s assessment of when these operations are anticipated to generate taxable income, the Company has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

Net operating loss carry forwards from U.S. operations totaling approximately $115,300 federal at April 30, 2008 are being carried forward. The net operating loss carry forwards expire at various dates through 2028 for federal purposes.

As of April 30, 2008, Canadian operations had net operating loss carry forwards totaling approximately $2,883,700 expiring at various dates through 2028.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) — an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of April 30, 2008, the Company does not have a liability for unrecognized tax uncertainties.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company also files income tax returns in the Canadian federal jurisdiction and various provinces. The Company is subject to Canadian federal and provincial income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for Canadian federal and provincial tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

EUOKO GROUP INC. (formerly VITA EQUITY INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2008 (UNAUDITED)

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of April 30, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 8	RELATED PARTY TRANSACTIONS

The Company utilized the consulting services of one of its stockholders resulting in fees paid totaling $82,887 and $46,237 for the nine months ended April 30, 2008 and 2007, respectively.

Due to stockholders are for advances to the Company made by the Company’s current President and CEO, Brandon Truaxe, and the Company’s former President, Dwight Webb. The amounts are unsecured, non-interest bearing, and are due on demand.

NOTE 9	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

The Company leases premises under an operating lease with a five year term expiring on December 31, 2011. Minimum lease commitments exclusive of insurance and other occupancy charges under the lease as at April 30, 2008 were:

Years ending July 31,

2008	$12,590
2009	50,360
2010	50,360
2011	50,360
2012	20,980

$184,650

Royalty fee

Pursuant to the share purchase agreement for the purchase of Hewitt-Vevey Pharma Sciences Ltd., Euoko Group Inc. has agreed to pay to CMMG Finance Inc. a royalty fee, calculated by multiplying 0.0275 by the gross revenues of the Hewitt-Vevey, within 60 days of each fiscal year-end of the Company up to a maximum cumulative royalty fee of $500,000. As Hewitt-Vevey is still in its development stage, no revenues have been earned and thus no royalty fee is currently due.

NOTE 10	SUBSEQUENT EVENTS

Subsequent to April 30, 2008, the Company received additional funds under the term loan agreements in the amount of $400,000 CDN ($397,160 US).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Corporate Overview

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of Euoko Group, Inc. This Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements.

We are engaged in the business of the development, marketing and distribution of skin treatments.

On December 20, 2007, we entered into and completed a share purchase agreement and acquired all of the issued and outstanding shares of Hewitt-Vevey Pharma Sciences Ltd., a private Canada corporation. Hewitt-Vevey is now our wholly owned subsidiary. Hewitt-Vevey’s primary business activity is intended to be the research, development, marketing and distribution of scientifically-advanced skin treatments. We intend to sell this product line through varied distribution channels in the North American, European and Middle Eastern markets, as well as globally through an internally operated multi-currency and multi-lingual website which has yet to be developed. As Hewitt-Vevey is in the development stage, there are currently no products available for distribution and to date, we have not generated any revenues.

On March 7, 2008, we completed our acquisition of all of the issued and outstanding common stock of Euoko Inc., a privately held Canadian corporation, engaged in the business of the development, marketing and distribution of luxury skin treatments. Our acquisition of this common stock was pursuant to an amended and restated share exchange agreement that we had entered into with the former shareholders of Euoko, dated effective July 23, 2007. We acquired all the stock of Euoko Inc. in exchange for $145,000 and 12,285,000 preferred shares. The acquisition was accounted for as a reverse merger (recapitalization) with Euoko Inc. (Canada) deemed to be the accounting acquirer and the Company the legal acquirer, effective March 7, 2008. Accordingly, the historical financial information presented in the financial statements is that of Euoko Inc. (Canada) as adjusted to give effect to the issuance of the 12,285,000 shares of preferred stock upon completion of the transaction as an adjustment to paid-in capital and to reflect the net liabilities assumed from Euoko Group Inc. of $49,812 as a cost of the reverse merger. The basis of the assets, liabilities and retained earnings of Euoko Inc. (Canada), the accounting acquirer, have been carried over in the recapitalization. The $145,000 has been recorded as a distribution to shareholders prior to the reverse merger. In addition, as a condition of closing the acquisition of Euoko Inc. (Canada), the Company granted options to purchase 1,500,000 shares of common stock at $1.00 per share to various employees, contractors and consultants. The options granted vested immediately and expire March 7, 2013. The fair value of the options was measured on the grant date resulting in a value of $1,543,500 which was recognized as a compensation expense for the three and nine months ended April 30, 2008.

On March 7, 2008, our wholly owned subsidiary, Hewitt-Vevey Pharma Sciences Ltd., entered into a term loan agreement with a related party, CMMG Finance Inc., providing a facility of $1,150,000 CDN for a period of five years and bearing interest at a rate of 1.25% per annum on outstanding amounts. Funds from the facility can be drawn down from time to time as required but in no event no more than $150,000 CDN in any one calendar month. Security for the loan payable is by a promissory note. Interest is due and payable on the expiration of the credit facility. In addition to the interest payable, Hewitt-Vevey will pay a royalty fee of 8.75% of all gross revenues, payable annually. As at May 31, 2008, we have borrowed $650,000 CDN.

As at May 31, 2008, we had available funding totaling $1,500,000 CDN under an amended term loan agreement with CMMG Finance Inc. dated April 14, 2008 and have no current borrowing under this facility.

On March 7, 2008, we changed our fiscal year end from December 31 to July 31.

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

In our current five (5) collections, we offer twenty-four (24) luxury skin treatment products: the A-Series is for blemish-prone skin, the P-Series is for diverse environmental protection, the R-Series is for enhancing skin radiance, the W-Series is for correcting pigmentation problems and the Y-Series is for targeting lines and wrinkles. Highlights of the brand’s products are Intense Lift Concentrate (1 oz/30 ml for US$500), Cellular Energy Radiance Cream (1.7oz. /50ml for US$170) and Blueprint Resculpting Cream (1.7oz. /50ml for US$180). In the next 12 months, we plan to increase marketing, distribution and sales for these five product lines and develop additional products to enhance the existing lines.

Material Changes in Results of Operations from April 30, 2007 to April 30, 2008

Three Months Ended April 30, 2008 and 2007

Sales

Our sales for the three months ended April 30, 2008 were $320,449, compared to our sales for the three months ended April 30, 2007, which were $55,212, representing approximately a six-fold increase in sales. The increase in sales is due to the introduction of additional products, the addition of new third-party distributors and retailers and increases in our sales and marketing efforts.

Cost of Sales

Our cost of sales for the three months ended April 30, 2008 were $127,950 (39.9% of product sales), compared to our cost of sales for the three months ended April 30, 2007, which were $28,159 (51.0% of product sales). The increase in our dollar cost of sales is mainly due to increased sales volume and the additional costs associated with the launching of a new product line. Cost of sales includes costs related to product manufacturing, brokerage and duties, inbound and outbound shipping and certain promotional activities. We expect that our dollar cost of sales will increase over the next twelve months but will remain constant or increase as a percentage of total sales.

Future cost of sales may be impacted by the inclusion of new brands which may have product cost structures and margins different from those of our existing product lines, the effects of inflation and changing prices from our suppliers and fluctuations in foreign currency rates as certain costs are incurred in foreign currencies.

Total Operating Expenses

For the three months ended April 30, 2008, our total operating expenses were $2,860,807 while they were $142,608 for the three months ended April 30, 2007. We attribute this increase to increases in spending across all cost categories related to our increase in business activities in carrying out our business plan as well as the $1,543,500 stock-based compensation expense recorded in the current quarter. We expect to continue to increase our business activities, hire new employees and/or contractors and we expect our total operating expenses, excluding stock-based compensation, to continue to rise over the coming twelve months. We expect these future increases in our total operating expenses to decrease as a percentage of total revenue.

Net Loss

We had a net loss of $2,743,880 for the three months ended April 30, 2008 compared to a net loss of $109,969 for the three months ended April 30, 2007. The change in net loss was largely due to increases in spending across all cost categories related to our increase in business activities in carrying out our business plan as well as the $1,543,500 stock-based compensation expense and reverse merger costs recorded in the current quarter.

Nine Months Ended April 30, 2008 and 2007

Sales

Our sales for the nine months ended April 30, 2008 were $673,766, compared to our sales for the nine months ended April 30, 2007, which were $150,072 ($137,819 related to product sales and $12,253 related to consulting services), representing over a four-fold increase in product sales. The increase in product sales is due to the introduction of additional products, the addition of new third-party distributors and retailers and increases in our marketing efforts.

Cost of Sales

Our cost of sales for the nine months ended April 30, 2008 were $284,928 (42.3% of product sales), compared to our cost of sales for the nine months ended April 30, 2007, which were $49,351 (35.8% of product sales). The increase in dollar cost of sales is mainly due to increased sales volume and the additional costs associated with the launching of a new product line. Cost of sales includes costs related to product manufacturing, brokerage and duties, inbound and outbound shipping and certain promotional activities. We expect that our dollar cost of sales will increase over the next twelve months but will remain constant or increase as a percentage of total sales.

Future cost of sales may be impacted by the inclusion of new brands which may have product cost structures and margins different from those of our existing product lines, the effects of inflation and changing prices from our suppliers and fluctuations in foreign currency rates as certain costs are incurred in foreign currencies.

Total Operating Expenses

For the nine months ended April 30, 2008, our total operating expenses were $4,142,216 while they were $302,331 for the nine months ended April 30, 2007. We attribute this increase to increases in spending across all cost categories related to our increase in business activities in carrying out our business plan as well as the $1,543,500 stock-based compensation expense recorded in the current quarter. We expect to continue to increase our business activities, hire new employees and/or contractors and we expect our total operating expenses, excluding stock-based compensation, to continue to rise over the coming twelve months. We expect these future increases in our total operating expenses to decrease as a percentage of total revenue.

Net Loss

We had a net loss of $3,866,941 for the nine months ended April 30, 2008 compared to a net loss of $194,206 for the nine months ended April 30, 2007. The change in net loss was largely due to increases in spending across all cost categories related to our increase in business activities in carrying out our business plan as well as the $1,543,500 stock-based compensation expense and reverse merger costs recorded in the current quarter.

Liquidity and Capital Resources

We had cash and cash equivalents in the amount of $74,978 as of April 30, 2008 compared to $145,941 at our year end on July 31, 2007. We had negative working capital of $77,992 as of April 30, 2008 compared to positive working capital of $222,962 at our year end on July 31, 2007.

Our principal source of funds has been cash flows from borrowings under term loan agreements. At April 30, 2008, we had loans payable of $3,226,925 compared with $985,320 at July 31, 2007.

Cash Requirements

As at April 30, 2008, we had available funding totaling $2,383,000 under term loan agreements with a related party. This funding should allow us to meet our current cash requirements over the next nine months. We may have to raise additional monies through private placements of our equity securities and/or debt financing in order that we may fund continuing operational expenses beyond our current cash requirements.

Going Concern

We have, since fiscal year 2006, incurred losses and have incurred a net loss of $2,743,880 for the current quarter ended April 30, 2008. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FAS 133.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our president and chief executive officer) and our principal accounting and financial officer (our chief financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of April 30, 2008, the end of the three month period year covered by this report, our president, chief executive officer and chief financial officer carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

During the period covered by this Quarterly Report on Form 10-Q, we have not been able to remediate the material weakness identified in our Form 10-KSB for our prior fiscal year ended December 31, 2007 in which our chief financial officer concluded that there was a weakness in our internal controls because no audit committee had been established.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors.

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

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

The great majority of our business assets are located outside of the United States and all of our directors and officers are resident outside of the United States. Consequently, it may be difficult for investors to affect service of process within the United States upon our assets or our directors or officers, or to realize upon judgments of United States courts predicated upon civil liabilities under U.S. Federal Securities Laws or other laws. A judgment of a U.S. court predicated solely upon such civil liabilities may not be enforceable in other countries. You will likely not be able to recover damages as compensation for a decline in your investment.

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

Brandon Truaxe, our President and CEO owns 10,504,000 of our common shares, approximately 30% of our issued and outstanding common stock, and 12,285,000 of our preferred shares, which is 100% of our issued and outstanding preferred stock. Julio Torres, our Vice President and Chief Innovations Officer, owns 1,755,000 of our common shares, 5% of our issued and outstanding common stock. Since each of our preferred shares carries the right to vote 500 times per preferred share, this means that Brandon Truaxe controls 6,153,004,000 votes out of a possible 6,177,600,000 votes, which is approximately 99.6% of the total possible votes in a vote by our shareholders concerning the management of our company. Together, Brandon Truaxe and Julio Torres control 6,154,759,000 shareholder votes, which is approximately 99.6% of the possible votes in a vote by our shareholders. Our management is able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control, which may be to the benefit of our management but not in the interest of the shareholders. This beneficial ownership and potential effective control on all matters relating to the business and operations of our company could eliminate the possibility of shareholders changing the management in the event that the shareholders did not agree with the conduct of the officers and directors. Additionally, the shareholders would potentially not be able to obtain the necessary shareholder vote to affect any change in the course of business of our company. This lack of shareholder control could prevent the shareholders from removing from the Board of Directors any directors who are not managing the company with sufficient skill to make it profitable, which could prevent us from becoming profitable.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On March 7, 2008, our wholly owned subsidiary, Hewitt-Vevey Pharma Sciences Ltd., entered into a term loan agreement with a related party, CMMG Finance Inc., providing a facility of $1,150,000 CDN for a period of five years and bearing interest at a rate of

1.25% per annum on outstanding amounts. Funds from the facility can be drawn down from time to time as required but in no event no more than $150,000 CDN in any one calendar month. Security for the loan payable is by a promissory note. Interest is due and payable on the expiration of the credit facility. In addition to the interest payable, Hewitt-Vevey will pay a royalty fee of 8.75% of all gross revenues, payable annually.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit	Description
Number
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 filed on September 21, 2004).
3.2	Bylaws (incorporated by reference from our Form SB-2 filed on September 21, 2004).
3.3	Certificate of Change filed with the Secretary of State of Nevada on March 22, 2007 (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2007).
3.4	Certificate of Correction filed with the Secretary of State of State of Nevada on March 19, 2007 (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2007)
3.5	Articles of Merger filed with the Secretary of State of Nevada on May 17, 2007 and which is effective May 24, 2007 (incorporated by reference from our Current Report on Form 8-K filed on May 25, 2007)
3.6	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 22, 2007 (incorporated by reference from our Current Report on form 8-K filed on June 28, 2007)
3.7	Articles of Merger filed and effective with the Secretary of State on January 10, 2008 (incorporated by reference from our Current Report of Form 8-K filed on January 22, 2008)
(10)	Material Contracts
10.1	Assignment and Assumption Agreement (incorporated by reference from our Form SB-2 filed on September 21, 2004).
10.2	Declaration of Trust (incorporated by reference from our Form SB-2 filed on September 21, 2004).
10.3	Letter Agreement dated April 5, 2007 (incorporated by reference from our Current Report on Form 8-K filed on April 25, 2007).
10.4	Amended and Restated Share Exchange Agreement (incorporated by reference from our Current Report on Form 8- K filed on July 27, 2007)
10.5	Share Purchase Agreement between Euoko Inc. and CMMG Finance Inc. (incorporated by reference form our Current Report on Form 8-K filed on December 26, 2007)
10.6

Letter from our company to Brandon Truaxe, Julio Torres and CMMG Finance Inc. to the Amended and Restated Share Purchase Agreement dated November 23, 2007 (incorporated by reference form our Current Report on Form 8-K filed on December 26, 2007)

10.7	Loan Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).
10.8	Form of Option Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).

Exhibit	Description
Number
10.9	Lease Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).
10.10	Employment agreement with Brandon Truaxe (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).
10.11	Employment agreement with Michael Basler (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).
10.12	Share Purchase Agreement between Euoko Inc. and CMMG Finance, Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 26, 2007).
10.13	Letter between the Parties to the Amended and Restated Share Purchase Agreement dated November 23, 2007 (incorporated by reference from our Current Report on Form 8-K filed on December 26, 2007).
10.14	Share Purchase Agreement between Euoko Inc. and CMMG Finance, Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 26, 2007).
10.15	Term Loan Agreement between Euoko Inc. and CMMG Finance dated October 24, 2006 (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).
10.16	Amendment to Term Loan Agreement between Euoko Inc. and CMMG Finance dated April 14, 2008 (incorporated by reference on our Form 10-KSB filed on April 15, 2008).
10.17*	Term Loan Agreement between Hewitt-Vevey Pharma Sciences Ltd. and CMMG Finance dated March 7, 2008
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2004).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 (Brandon Truaxe)
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 (Michael Basler)
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 (Brandon Truaxe)
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 (Michael Basler)

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUOKO GROUP, INC.

By:

/s/ Brandon Truaxe

Brandon Truaxe, President and Chief Executive Officer
(Principal Executive Officer)

Date: June 18, 2008

By:

/s/ Michael Basler

Michael Basler, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)

Date: June 18, 2008