Form 10-K
period 2008-07-31
Euoko Group Inc.
filed 2008-11-13
CIK 1125918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-51163

EUOKO GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0547993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

67 Mowat Avenue, Suite 535 Toronto, Ontario, Canada	M6K 3E3
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (416) 657.3456

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes[ ] No[ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes[ ] No[ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes[ x ] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[ x ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 23, 2008 was $10,278,450 based on a $0.45 closing price for the Common Stock on October 23, 2008. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

35,100,000 as of October 24, 2008

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

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

As used in this annual report, the terms “we”, “us”, “our”, and “Euoko” mean Euoko Group, Inc. and our wholly-owned subsidiaries Euoko Inc., Hewitt-Vevey Pharma Sciences Inc. and Vita Equity Inc., unless the context clearly requires or states otherwise.

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

On May 24, 2007, we changed our name to “Euoko, Inc.” pursuant to a merger with our wholly-owned subsidiary Euoko Inc., which had been incorporated only for the purposes of the name change. Our change of name became effective with the Over-the-Counter Bulletin Board at opening for trading on May 25, 2007 under the new stock symbol “EUKO.”

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

On April 5, 2007, we entered into a letter agreement with Brandon C. Truaxe, Julio Torres and CMMG Finance Inc. to acquire all of the issued and outstanding shares of Euoko Inc., a company located in Toronto, Ontario, engaged in the business of the development, marketing and distribution of luxury skin treatments.

On July 23, 2007, we entered into an amended and restated share exchange agreement with Brandon C. Truaxe, Julio Torres and CMMG Finance Inc. which amended and restated the agreement entered into on April 5, 2007.

On January 10, 2008, with the approval of our board of directors, we changed our name to Euoko Group Inc. pursuant to a merger with our wholly-owned subsidiary Euoko Group Inc., which had been incorporated soley for the purposes of the name change.

Our change of name became effective with the Over-the-Counter Bulletin Board at opening for trading on January 22, 2008 under the new stock symbol “EUOK”. Our Cusip number remained as 29841 M 103.

On March 7, 2008, we completed the share exchange with the former shareholders of Euoko Inc., Brandon C. Truaxe, Julio Torres and CMMG Finance Inc. Through this share exchange, we acquired all of the issued and outstanding shares of Euoko Inc., a private Canadian company engaged in the business of the development, marketing and distribution of luxury skin treatments.

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

On March 7, 2008, we completed our acquisition of all of the issued and outstanding common stock of Euoko Inc., a privately held Canada corporation, engaged in the business of the development, marketing and distribution of luxury skin treatments. Our acquisition of this common stock was pursuant to an amended and restated share exchange agreement that we had entered into with the former shareholders of Euoko, dated effective July 23, 2007.

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

Since the date of the share exchange, March 7, 2008, Euoko Inc. is now our wholly-owned, operating subsidiary and we have become engaged in the business of the development, marketing and distribution of luxury skin treatments. The business of Euoko is now our business. We currently have five Euoko product lines on the market: the A-Series, the P-Series, the R-Series, the W-Series and the Y-Series. Over the next 12 months, we plan to increase marketing, distribution and sales for our five product lines and develop new products for introduction into the market.

In our current five collections, we offer twenty-four luxury skin treatment products: the R-Series is for enhancing skin radiance, the Y-Series is for targeting lines and wrinkles, the A-Series is for blemish-prone skin, the P-Series is for diverse environmental protection and the W-Series is for correcting pigmentation problems. Highlights of the brand’s products are Intense Lift Concentrate (1 oz/30 ml for US$500), Cellular Energy Radiance Cream (1.7oz. /50ml for US$170) and Blueprint Resculpting Cream (1.7oz. /50ml for US$180). In the next 12 months, we plan to increase marketing, distribution and sales for these five product lines and develop additional products to enhance the existing line.

Our Euoko Product Lines:

R-Series

The R-Series is clinically formulated to restore a bright, energetic glow to the skin's appearance and is a one-of-a-kind proposal for maintaining year-long radiance. Utilizing multiple European peptides, extracts from a wide array of marine species, exotic fruits, African plants, a variety of biotechnologically-advanced yeast derivatives, as well as vitamins, minerals and antioxidants like ellagic acid, this unique collection represents an imperative arsenal for battling dull skin tones common to today's stressful, busy lifestyles.

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

The Y-Series is formulated to lessen the size and number of lines and wrinkles, combats dark spots, re-sculpts the facial contour and restores youthful cellular energy.

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

Eye Contour Nanolift

The cocktail for the post-injection, post-laser, post-surgery, post-peel era. Millions of lifting nanoparticles work with South American native rose moss and Asiatic pennywort to sustain instant and long-term surface smoothness. Lupine lipopeptides from France maximize optical properties of the skin to accentuate radiance. Micro-Proteins from African drumstick tree help protect cell fibroblasts from pollution stress. Over-fermented sweet black tea targets adipocyte population for restored skin volume. Multi-peptide Eyeliss from France smoothes the eye contour appearance and reduces puffiness. Rhodiola and sugar beet derivatives minimize under-eye darkness, while conditioning the skin to retain moisture. Peptide-joined Ceramide 2 in world-renowned Dermaxyl from France minimizes the appearance of deeper lines, while our most elite grade of hyaluronic acid from Denmark ensures elevated below-surface hydration.

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

Distribution Methods Of Our Products Or Services

We are now represented in at least twenty countries. Our current retail partners include Bergdorf Goodman, Saks Fifth Avenue and Bliss World in the U.S.A., Ludwig Beck in Germany, La Rinascente in Italy, and Sccube in Singapore. Our current distribution representation includes such countries as Spain, Germany, France, Bulgaria and

China. In addition to our distributors and retail partners, we also sell our product line globally via our multi-lingual, multi-currency website at www.euoko.com.

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

Sources and Availability of Raw Materials

We use a wide array of clinically-tested ingredients, including peptides, biotechnologically-derived substances and natural derivatives, from suppliers and their representatives around the world. While these suppliers have established long histories of reliability in terms of materials quality and delivery timelines, we do face minimal and manageable risks associated with the availability of such materials. Our principal suppliers (and/or their representatives) for raw materials are Centerchem, Inc. (and their representation in Canada), Pachem Distribution Inc and Unipex Solutions Canada Inc. (formerly Multichem Inc.).

Technology

Our internal order processing and billing systems, customer relationship management systems and our website have been designed for performance, scalability and reliability. All of these internal systems are developed by our own team of seasoned software developers using the latest advances in technology based on Microsoft.NET.

Marketing

Our current marketing and advertising efforts are designed to attract an exclusive class of customers who demand quality and clarity in communication. Our current efforts are as follows:

  we participate as a committed advertiser in more than 20 global publications including Town&Country (USA), Town&Country Travel (USA), Town&Country Weddings (USA), Surface (USA, International), New Beauty (USA), Wallpaper (UK, International), Nuvo (Canada), Fashion Quarterly (Canada), AnotherMagazine (UK, International), Vogue Italia (Italy), Beauty in Vogue (Italy), Printemps Magazine (France), Bergdorf Goodman Magazine (USA), as well as such industry publications as WWD BeautyBiz (USA) and Beauty Report International (Europe). In most cases, our advertising appears in every issue of our committed advertising base as a double-page spread.

  we retain some of the top publicists, including Marcy Engelman in the United States. Marcy also represents such clients as Julia Roberts and has previously represented Lancome.

  we participate in key fashion and entertainment events in various capacities. Historically, Euoko’s products have been featured in a celebrity goodie bag at the Academy Awards, in celebrity welcome bags at the Bryant Park Hotel during Fashion Week in New York and at other industry events within North America.

  we are in ongoing communication with key editors worldwide, with an aggressive focus in the United States, Canada and the United Kingdom. Wallpaper magazine selected Euoko as one of the top three “facial fixes” of the year in its February 2007 Annual Design Awards issue. W Magazine is featuring a full-page story on Euoko in the April issue of 2008. More than twenty magazines and one television show have already covered Euoko’s products in exclusive, unpaid editorial content.

Competition

We expect to compete on the quality of our intellectual property (products), the concentration and breadth of our clinical active ingredients, our modern, minimalist packaging, as well as our approach to uncompromised customer service. The high pricing of our Euoko product line positions us in the premium category whose target customer is uninfluenced by mass communication, allowing for our company to convey the message of our Euoko product line effectively and grow to establish our Euoko product line as the authoritative brand of quality, safety and clinical effectiveness.

While the global cosmetics market is estimated to exceed US$50B and is highly competitive, the particular niche of ultra premium skincare in which our Euoko product line plays is currently targeted by only a select category of exclusive brands, leaving much opportunity for quality and innovation. Our comparatively high pricing positions us with such key brands as La Prairie (owned by Beiersdorf), La Mer (owned by Estee Lauder Companies), SK-II (owned by Proctor and Gamble), Natura Bisse and Amore Pacific. Our Euoko product line’s portfolio employs a much larger base of active ingredients and a much higher concentration of these ingredients than all of our Euoko product line’s competitors in this category. Our minimalist, modern packaging and advertising approach deviates from the rich finishes and old-school approach used by its competitors, allowing our Euoko product line to become a trend-setter in an overly modern-seeking global mindset.

We intend to sell our Hewitt-Vevey products with pricing that targets the mass consumer market and intend to bring these customers the quality of product, and concentration and breadth of clinical active ingredients currently available to the premium category of consumers.

Intellectual Property

Despite our efforts to protect our proprietary rights, unauthorized persons may attempt to copy aspects of our website, including the look and feel of our website, products that we sell, product organization, product information and sales mechanics or to obtain and use information that we regard as proprietary, such as the technology used to operate our website and our content. We have applied for trademark registration of our Euoko product line’s key branding elements in several countries and regions, including the United States, Canada, Europe, as well as territories in the Middle East and the Orient. Any encroachment upon our proprietary information, the unauthorized use of our trademark, the use of a similar name by a competing company or a lawsuit initiated against us for our infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business.

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

Government Regulation

Cosmetic products are regulated by different regulatory bodies internationally. Our current Euoko product line meets the regulatory requirements of all countries and regions in which its products are marketed. In particular, our current products under the Euoko product line meet the regulations set out in the relevant cosmetic directives in force in the members of the European Union, as well as Canada and the United States.

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

Cosmetic firms are responsible for substantiating the safety of their products and ingredients before marketing. our current products meet all of FDA’s regulatory requirements in effect in terms of safety, claims and labeling.

Employees

As at July 31, 2008, we had twelve (12) full time employees and contractors. We plan to hire additional employees when circumstances warrant.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A. Risk Factors

Risks Related to our Company

Risk as to Going Concern

The accompanying consolidated financial statements contemplates continuation of the Company as a going concern. The Company had a net loss of $4,713,078 for the year ended July 31, 2008, and as of July 31, 2008 the Company had a stockholders’ deficiency of $3,808,898. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan is to attempt to raise additional capital until such time as the Company is able to generate sufficient operating revenue. In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations. The Company’s ability to continue as a going concern is dependent upon the achievement of profitable operations, support from stockholders and investors, and raising of additional debt or equity which cannot be reasonably assured. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern.

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

Brandon Truaxe, our President & CEO owns 10,504,000 of our common shares, approximately 30% of our issued and outstanding common stock, and 12,285,000 of our preferred shares, which is 100% of our issued and outstanding preferred stock. Julio Torres, our Vice President and Chief Innovations Officer, owns 1,755,000 of our common shares, 5% of our issued and outstanding common stock. Since each of our preferred shares carries the right to vote 500 times per preferred share, this means that Brandon Truaxe controls 6,153,004,000 votes out of a possible 6,177,600,000 votes, which is approximately 99.6% of the total possible votes in a vote by our shareholders concerning the management of our company. Together, Brandon Truaxe and Julio Torres control 6,154,759,000 shareholder votes, which is approximately 99.6% of the possible votes in a vote by our shareholders. Our management is able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control, which may be to the benefit of our management but not in the interest of the shareholders. This beneficial ownership and potential effective control on all matters relating to the business and operations of our company could eliminate the possibility of shareholders changing the management in the event that the shareholders did not agree with the conduct of the officers and directors. Additionally, the shareholders would potentially not be able to obtain the necessary shareholder vote to affect any change in the course of business of our company. This lack of shareholder control could prevent the shareholders from removing from the Board of Directors any directors who are not managing our company with sufficient skill to make it profitable, which could prevent us from becoming profitable.

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

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our main office at 67 Mowat Avenue, Suite 535, Toronto, Ontario, Canada. This office provides us with 1,914 square feet of space for monthly rent of CDN$4,226.75. This space currently meets all of our needs but we may require additional or different office space over the next twelve months to facilitate our expected staffing growth.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In the United States, our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “EUOK.” The following quotations, obtained from Yahoo Finance, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Our common shares were originally quoted for trading on the OTCBB on January 30, 2006 under the symbol “VEQI”.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
July 31, 2008	$2.50	$1.25
April 30, 2008	$2.61	$1.01
January 31, 2007	$1.35	$0.60
October 31, 2007	$1.30	$0.65
July 31, 2007	$2.20	$0.76
April 30, 2007	$1.05	$0.55
January 31, 2007	$N/A(2)	$N/A(2)
October 31, 2006	$N/A(2)	$N/A(2)
July 31, 2006	$0.11(3)	$0.11(3)

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2) No trades occurred during this period.

(3) Our first trade did not occur until June 15, 2006.

Our shares are issued in registered form. Holladay Stock Transfer Inc., 2939 N. 67th Street, Scottsdale, AZ 85251 (Telephone: (480) 481-3940.; Facsimile: (480) 481-3941) is the registrar and transfer agent for our common and preferred shares.

On October 24, 2008, the shareholders' list showed 15 registered shareholders, 35,100,000 common shares and 12,285,000 preferred shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2008 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2008.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2008.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On March 7, 2008, we completed our acquisition of all of the issued and outstanding common stock of Euoko Inc., a privately held Canada corporation, engaged in the business of the development, marketing and distribution of luxury skin treatments. Our acquisition of this common stock was pursuant to an amended and restated share exchange agreement that we had entered into with the former shareholders of Euoko, dated effective July 23, 2007. We acquired all the stock of Euoko Inc. in exchange for $145,000 and 12,285,000 preferred shares. The acquisition was accounted for as a reverse merger (recapitalization) with Euoko Inc. (Canada) deemed to be the accounting acquirer and our company the legal acquirer, effective March 7, 2008. Accordingly, the historical financial information presented in the financial statements is that of Euoko Inc. (Canada) as adjusted to give effect to the issuance of the 12,285,000 shares of preferred stock upon completion of the transaction as an adjustment to paid-in capital and to reflect the net liabilities assumed from Euoko Group Inc. of $49,812 as a cost of the reverse merger. The basis of the assets, liabilities and retained earnings of Euoko Inc. (Canada), the accounting acquirer, have been carried over in the recapitalization. The $145,000 has been recorded as a cost of the reverse merger. In addition, as a condition of closing the acquisition of Euoko Inc. (Canada), our company granted options to purchase 1,500,000 shares of common stock at $1.00 per share to various employees, contractors and consultants. The options granted vested immediately and expire March 7, 2013. The fair value of the options was measured on the grant date resulting in a value of $1,543,500 which was recognized as a compensation expense for the three and nine months ended April 30, 2008.

On March 7, 2008, our wholly owned subsidiary, Hewitt-Vevey Pharma Sciences Ltd., entered into a term loan agreement with a related party, CMMG Finance Inc., providing a facility of $1,150,000 CDN for a period of five years and bearing interest at a rate of 1.25% per annum on outstanding amounts. Funds from the facility can be drawn down from time to time as required but in no event no more than $150,000 CDN in any one calendar month. Security for the loan payable is by a promissory note. Interest is due and payable on the expiration of the credit facility. In addition to the interest payable, Hewitt-Vevey will pay a royalty fee of 8.75% of all gross revenues, payable annually. As at July 31, 2008, we have borrowed $1,150,000 CDN ($1,123,090 US).

As at July 31, 2008, we had available funding totaling $1,500,000 CDN ($1,464,900 US) under an amended term loan agreement with CMMG Finance Inc. dated April 14, 2008. As at July 31, 2008, we had not borrowed any amounts under this amended term loan agreement. Subsequently, as at October 28, 2008, we had borrowed $600,000 CDN ($585,960 US) under the amended term loan agreement.

Results of Operations

	Year Ended
	July 31
	2008	2007
Sales	$1,145,575	$213,481
Cost of Sales	440,814	265,682
Operating Expenses	$5,125,885	$708,960
Net Loss	$4,421,124	$761,161

Sales

Our sales for the year ended July 31, 2008 were $1,145,575, compared to our sales for the year ended July 31, 2007, which were $213,481, representing approximately a 436% increase. The increase in sales is due to the introduction of additional products, the addition of new third-party distributors and retailers and increases in our sales and marketing efforts.

Cost of Sales

Our cost of sales for the year ended July 31, 2008 was $440,814 (38% of product sales), compared to our cost of sales for the year ended July 31, 2007, which was $265,682 (124% of product sales). The increase in our dollar cost of sales is mainly due to increased sales volume and the additional costs associated with the launching of a new product line, as well as sampling and literature support associated with these sales. Cost of sales includes costs related to product manufacturing, brokerage and duties, inbound and outbound shipping and certain promotional activities. We expect that our dollar cost of sales will increase over the next twelve months but will remain constant or increase as a percentage of total sales, mainly due to the additional sampling and literature support related to these sales.

Future cost of sales may be impacted by the inclusion of new brands which may have product cost structures and margins different from those of our existing product lines, the effects of inflation and changing prices from our suppliers and fluctuations in foreign currency rates as certain costs are incurred in foreign currencies.

Operating Expenses

For the year ended July 31, 2008, our total operating expenses were $5,125,885 as compared to $708,960 for the year ended July 31, 2007. We attribute this increase to increases in spending across all cost categories related to our increase in business activities in carrying out our business plan as well as the $1,543,500 stock-based compensation expense recorded during our third quarter. We expect to continue to increase our business activities, hire new employees and/or contractors and we expect our total operating expenses, excluding stock-based compensation, to continue to rise over the coming twelve months. We expect these future increases in our total operating expenses to decrease as a percentage of total revenue.

Liquidity and Financial Condition

Working Capital
	At July 31,	At July 31,
	2008	2007
Current Assets	$813,766	$512,297
Current Liabilities	$637,078	$289,335
Working Capital	$176,688	$222,962

Cash Flows
	At July 31,	At July 31,
	2008	2007
Net Cash (Used in) Operating Activities	$(2,946,854)	$(727,166)
Net Cash Provided by (Used In) Investing Activities	$(16,054)	$(74,146)
Net Cash Provided by Financing Activities	$3,039,709	$919,393
Effect of Exchange Rate Changes	$(9,504)	$6,196
Increase In Cash During The Period	$67,297	$124,277

We had cash and cash equivalents in the amount of $213,238 as of July 31, 2008 as compared to $145,941 as of July 31, 2007. We had a working capital surplus of $176,688 as of July 31, 2008 compared to working capital surplus of $222,962 as of July 31, 2007.

Our principal source of funds has been cash flows from borrowings under term loan agreements. At July 31, 2008, we had loans payable of $4,052,890 compared with $985,320 at July 31, 2007.

Future Financings

As at July 31, 2008, we had available funding totaling $1,500,000 CDN ($1,464,900 US) under term loan agreements with a related party. As of Oct 28th $600,000 CDN ($585,960 US) of this facility had been utilized. This funding should allow us to meet our current cash requirements over the next six months . We are currently negotiating an additional financing facility for approximately $2,500,000 CDN to help support the continued expansion of the brand worldwide. We may have to raise additional monies through private placements of our equity securities and/or debt financing in order that we may fund continuing operational expenses beyond our expected cash requirements.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due, in their report on our audited financial statements for the year ended July 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Revenue Recognition

Product sales are reported on a net basis, which is computed by deducting from gross sales discounts, the amount of actual product returns received and an amount estimated for anticipated product returns. Product sales are recognized upon the passage of title to the customer, provided that the collection of the proceeds from sales is reasonably assured. Our company’s practice is to accept product returns within four weeks of shipment to the customer, only if properly requested, for a full refund less a nominal return shipping charge.

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

In February 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159, which becomes effective for our company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument.

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

We do not believe that the adoption of the above recent pronouncements will have a material effect on our company’s consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

EUOKO GROUP, INC. (formerly VITA EQUITY, INC.) AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2008 AND 2007

EUOKO GROUP, INC. (formerly VITA EQUITY, INC.) AND SUBSIDIARIES

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF JULY 31, 2008 AND 2007

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED JULY 31, 2008 AND 2007

PAGE	F-4	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY FOR THE YEARS ENDED JULY 31, 2008 AND 2007

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 2008 AND 2007

PAGE	F-6-19	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JULY 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of
Euoko Group Inc. (formerly Vita Equity Inc.) and Subsidiary

We have audited the accompanying consolidated balance sheets of Euoko Group Inc. (formerly Vita Equity Inc.) and Subsidiary as of July 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euoko Group Inc. (formerly Vita Equity Inc.) and Subsidiary as at July 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had recurring losses from operations and had a stockholders’ deficiency as of July 31, 2008. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.
Los Angeles, California
October 21, 2008

EUOKO GROUP, INC. (formerly VITA EQUITY, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 2008 AND 2007

ASSETS

	July 31,	July 31,
	2008	2007

CURRENT ASSETS
Cash	$213,238	$145,941
Accounts receivable	290,591	-
Sales tax receivable	11,375	51,823
Income tax receivable	5,005	16,545
Prepaid expenses and deposits	23,746	13,221
Inventories	269,811	284,767
Total current assets	813,766	512,297

Property and equipment, net	67,304	75,667

Total Assets	$881,070	$587,964

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$505,832	$274,886
Deferred revenue	460	-
Due to stockholder	130,786	14,449
Total current liabilities	637,078	289,335

Loans payable to related party	4,052,890	985,320

Total liabilities	4,689,968	1,274,655

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $.001 par value, 100,000,000 shares authorized,
12,285,000 shares issued and outstanding	12,285	-
Common stock, $.001 par value, 130,000,000 shares authorized, 35,100,000 shares
issued and outstanding	35,100	35,100
Additional paid-in capital	1,735,091	176,577
Accumulated other comprehensive loss	(14,542)	(34,614)
Accumulated deficit	(5,576,832)	(863,754)
Total stockholders’ deficiency	(3,808,898)	(686,691)

Total liabilities and stockholders’ deficiency	$881,070	$587,964

See accompanying notes to consolidated financial statements.

EUOKO GROUP, INC. (formerly VITA EQUITY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

	July 31,	July 31,
	2008	2007

Sales	$1,145,575	$213,481
Cost of sales	440,814	265,682
Gross profit (loss)	704,761	(52,201)
Operating expenses
(including stock-based compensation of
$1,543,500 for the year end July 31, 2008)	5,125,885	708,960
Loss from operations	(4,421,124)	(761,161)
Reverse merger costs	194,812	-
Interest expense	96,177	17,449
Net loss before income tax	(4,712,113)	(778,610)
(Provision) benefit for income tax	(965)	15,405
Net loss	(4,713,078)	(763,205)
Other comprehensive income (loss)
Foreign currency translation adjustment	20,072	(36,955)
Comprehensive loss	$(4,693,006)	$(800,160)
Net loss per share, basic and diluted	$(0.13)	$(0.02)
Weighted average shares outstanding, basic and diluted	35,100,000	34,605,359

See accompanying notes to consolidated financial statements.

EUOKO GROUP, INC. (formerly VITA EQUITY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

	Preferred		Common				Accumulated
	stock	Preferred	stock	Common	Additional		Other
	number of	stock	number of	stock	paid-in	Accumulated	Comprehensive
	shares	amount	shares	amount	capital	deficit	loss	Total

BALANCE, AUGUST 1, 2006	-	$-	35,100,000	$35,100	$62,746	$(100,549)	$2,341	$(362)
Contributed salary, consulting and
interest costs	-	-	-	-	113,831	-	-	113,831
Foreign currency translation adjustment			-	-	-	-	(36,955)	(36,955)
Net loss			-	-	-	(763,205)	-	(763,205)

BALANCE, JULY 31, 2007	-	-	35,100,000	35,100	176,577	(863,754)	(34,614)	(686,691)
Effect of reverse merger transaction	12,285,000	12,285	-	-	(12,285)	-	-	-
Stock-based compensation expense	-	-	-	-	1,543,500	-	-	1,543,500
Contributed salary, consulting and
interest costs	-	-	-	-	27,299	-	-	27,299

Foreign currency translation adjustment	-	-	-	-	-	-	20,072	20,072

Net loss	-	-	-	-	-	(4,713,078)	-	(4,713,078)

BALANCE, JULY 31, 2008	12,285,000	$12,285	35,100,000	$35,100	$1,735,091	$(5,576,832)	$(14,542)	$(3,808,898)

See accompanying notes to consolidated financial statements.

EUOKO GROUP, INC. (formerly VITA EQUITY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

	July 31,	July 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,713,078)	$(763,205)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and Amortization	27,831	9,350
Stock-based compensation	1,543,500	-
Reverse merger costs	194,812	-
Goodwill impairment loss	61,731	-
Salaries, fees, and interest expense contributed to capital	27,298	113,831
Changes in operating assets and liabilities, net of effects of reverse merger:
Accounts receivable	(295,405)	11,294
Sales tax receivable	44,518	(50,686)
Income tax receivable	12,344	(31,054)
Prepaid expenses	1,698	(10,290)
Inventories	27,669	(238,029)
Accounts payable and accrued liabilities	119,222	231,623
Deferred revenue	1,006	-
Net cash used in operating activities	(2,946,854)	(727,166)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and equipment	(16,054)	(74,146)
Net cash used in investing activities	(16,054)	(74,146)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to stockholders	99,640	(12,902)
Proceeds from loans	2,987,590	932,295
Distribution on reverse merger, net of cash received	(47,521)	-
Net cash provided by financing activities	3,039,709	919,393

Effect of exchange rate changes	(9,504)	6,196

NET INCREASE (DECREASE) IN CASH	67,297	124,277

CASH, BEGINNING OF PERIOD	145,941	21,664

CASH, END OF PERIOD	$213,238	$145,941

Supplemental cash flow information
Cash paid for income taxes	$1,722	$15,178

Cash paid for interest	$331	$2,117

See accompanying notes to consolidated financial statements.

EUOKO GROUP, INC. (formerly VITA EQUITY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Euoko Group, Inc. (formerly Vita Equity, Inc., the “Company”) was incorporated in the state of Nevada on July 25, 2000. On January 10, 2008, the Company changed its name to “Euoko Group, Inc.” and its year end to July 31.

On March 7, 2008, the Company acquired all of the outstanding shares of Euoko Inc. (Canada), a private Canadian company in exchange for $145,000 and 12,285,000 preferred shares, and as a result Euoko Inc. (Canada) became a wholly owned subsidiary of the Company. The acquisition was accounted for as a reverse merger (recapitalization) with Euoko Inc. (Canada) deemed to be the accounting acquirer and the Company the legal acquirer, effective March 7, 2008. Accordingly, the historical financial information presented in the financial statements is that of Euoko Inc. (Canada) as adjusted to give effect to the issuance of the 12,285,000 shares of preferred stock upon completion of the transaction as an adjustment to paid-in capital and to reflect the net liabilities assumed from Euoko Group, Inc. of $49,812 as a cost of the reverse merger. The basis of the assets, liabilities and retained earnings of Euoko Inc. (Canada), the accounting acquirer, have been carried over in the recapitalization. The $145,000 has been recorded as a cost of the reverse merger.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts and operations of Euoko Group, Inc. and its wholly owned subsidiaries Euoko Inc., Hewitt-Vevey Pharma Sciences Ltd. and Vita Equity Inc. (Canada). Intercompany accounts and transactions have been eliminated in consolidation.

EUOKO GROUP, INC. (formerly VITA EQUITY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company had a net loss of $4,713,078 for the year ended July 31, 2008, and as of July 31, 2008 the Company had a stockholders’ deficiency of $3,808,898. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan is to attempt to raise additional capital until such time as the Company is able to generate sufficient operating revenue. In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations. The Company’s ability to continue as a going concern is dependent upon the achievement of profitable operations, support from stockholders and investors, and raising of additional debt or equity which cannot be reasonably assured. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern.

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

The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality of the customer and whether the balance is significant. At July 31, 2008 and July 31, 2007, there was no allowance for uncollectible trade receivables.

EUOKO GROUP, INC. (formerly VITA EQUITY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts receivable, sales tax receivable, income tax receivable, accounts payable and accrued liabilities and due to stockholder. The fair value of these financial instruments approximates their carrying amount given the short period to receipt or payment of cash. The carrying value of loans payable approximates fair value based on the effective interest rates compared to current market rates.

Impairment of Long-lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of the assets less cost to sell.

EUOKO GROUP, INC. (formerly VITA EQUITY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence that an arrangement exists, delivery of the product has occurred and title has passed, the selling price is both fixed and determinable, and collectability is reasonably assured, all of which generally occurs upon shipment of the Company's product.

Shipping, Handling Fees and Costs

Shipping, handling fees and costs billed to customers are included in net sales, and the actual costs incurred by the Company are included in cost of sales. Shipping and handling costs are charged to expenses as incurred.

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

Stock-based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and financing costs. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remained unvested on the effective date. The company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” under which the value of the stock compensation is based upon the measurement date as determined by either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

EUOKO GROUP, INC. (formerly VITA EQUITY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

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

Options to purchase 1,500,000 shares of common stock were outstanding as at July 31, 2008 (nil shares as at July 31, 2007) but were not included in the computation of diluted earnings per share for the period because the Company incurred a loss during the period, and the effect would be anti-dilutive.

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

EUOKO GROUP, INC. (formerly VITA EQUITY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivable.

The Company places its cash with high quality financial institutions and does not anticipate incurring any losses related to this credit risk.

The Company extends credit to customers based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. For the year ended July 31, 2008, two customers accounted for 14% and 13%, respectively of sales. There were no other customers that accounted for more than 10% of sales. For the year ended July 31, 2007, one customer accounted for 24% of total sales. As of July 31, 2008, five customers accounted for 29%, 13%, 13%, 10% and 10% of accounts receivable. There were no accounts receivable as of July 31, 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”. SFAS 159, which becomes effective for the Company on August 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument.

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

EUOKO GROUP, INC. (formerly VITA EQUITY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

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

EUOKO GROUP, INC. (formerly VITA EQUITY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

NOTE 2	INVENTORIES

Inventories consist of the following:

	July 31,	July 31,
	2008	2007

Raw materials	$120,108	$122,003
Work in process	10,512	14,102
Finished goods	139,191	148,662
	$269,811	$284,767

NOTE 3	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	July 31,	July 31,
	2008	2007

Office equipment	$23,494	$25,979
Computer equipment	38,645	24,081
Laboratory equipment	5,883	-
Leasehold improvements	41,094	39,487

	109,116	89,547
Less accumulated depreciation	(41,812)	(13,880)
	$67,304	$75,667

Depreciation expense was $27,831 and $9,350 for the years ended July 31, 2008 and July 31, 2007, respectively.

EUOKO GROUP, INC. (formerly VITA EQUITY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

NOTE 4	LOANS PAYABLE TO RELATED PARTY

Loans payable consist of the following loans from CMMG Finance Inc., a party related to a stockholder of the Company:

	July 31,	July 31,
	2008	2007

Loan payable which is secured by a promissory note, bears interest at 3.95%
per annum payable at maturity, due October 23, 2011. The loan agreement allows for the Company to borrow up to $3,000,000 CDN ($2,929,800 US).
The Company recorded additional interest costs of $4,326 for the year ended July 31, 2008 for the difference between the fair value rate and the note rate and treated such costs as additional paid-in capital. In addition to interest, the Company must pay to the lender an introduction fee based on
2.35% of all gross revenues of Euoko Inc. (Canada), payable annually, to a total maximum amount of $5,000,000 CDN ($4,883,000 US). The
introduction fee was deferred by the lender to an effective start date of
February 1, 2008 for calculating gross revenues.	$ 2,929,800	$ 985,320

Loan payable which is secured by a promissory note, bears interest at 1.25% per annum payable at maturity, due March 6, 2013. The loan agreement allows for the Company to borrow up to $1,150,000 CDN ($1,138,500 US). The Company recorded additional interest expense of $1,588 for the year ended July 31, 2008 for the difference between the fair value rate and the note rate and treated such costs as additional paid-in capital. In addition to interest, the Company must pay to the lender a royalty fee based on 8.75% of all gross revenues of Hewitt-Vevey Pharma Sciences Ltd, payable annually.	1,123,090	-

Total long-term debt	$4,052,890	$985,320

The Company also has available to it another working capital facility in the amount of $1,500,000 CDN (($1,464,900 US) from CMMG Finance Inc. for which no advances have been made to the Company up to July 31, 2008. The facility will be secured by a promissory note and bear interest at 11.00% per annum payable at maturity, due October 23, 2011. Beginning with the first draw down on the additional facility and while the facility is in use, in addition to interest, the Company must pay to the lender a royalty fee based on 5.00% of all gross revenues of Euoko Inc. (Canada), payable annually (see note 10).

Amounts recorded for interest expense owing related to the above loans for the year ended July 31, 2008 and July 31, 2007 were $88,980 and $13,131, respectively.

EUOKO GROUP, INC. (formerly VITA EQUITY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

NOTE 5	CAPITAL STOCK

Common Stock

The holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at times and in amounts as our board of directors may determine. Each stockholder is entitled to one (1) vote for each share of our common stock held on all matters submitted to a vote of the stockholders. Cumulative voting is not provided for in our articles of incorporation or any amendments thereto, which means that the majority of votes can elect all of the directors then standing for election. Common stock is not entitled to preemptive rights and is not subject to conversion or redemption. Upon the occurrence of a liquidation, dissolution or winding-up, the holders of shares of our common stock are entitled to share ratably in all assets remaining after payment of liabilities and satisfaction of preferential rights of any outstanding preferred stock. There are no sinking fund provisions applicable to our common stock. The outstanding shares of our common stock are fully paid and non-assessable.

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

EUOKO GROUP, INC. (formerly VITA EQUITY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

NOTE 6	STOCK OPTIONS

On March 7, 2008, as a condition of closing the acquisition of Euoko Inc. (Canada), the Company granted options to purchase 1,500,000 shares of common stock at $1.00 per share to various employees, contractors and consultants. The options granted vested immediately and expire March 7, 2013. The options granted were valued at $1,543,500, as determined by using a Black-Scholes pricing model with the following assumptions: expected volatility of 115.4%, average risk free rate of 1.65%, dividend yield of 0.00%, and expected life of 2.5 years. The weighted average fair value of options granted during the year was $1.029. The Company recognized $1,543,500 of compensation expense for the year July 31, 2008 related to the fair value of the options which vested immediately.

As at July 31, 2008 options outstanding are as follows:

Weighted
	Number of	Average
	Options	Exercise Price

Balance at August 1, 2007	-	-
Granted	1,500,000	$1.00
Exercised	-	-
Cancelled	-	-

Balance at July 31, 2008	1,500,000	$1.00

Additional information regarding options outstanding as of July 31, 2008 is as follows:

Options Outstanding - $1.00 Exercise Price
Number outstanding	1,500,000
Weighted average remaining contractual life (years)	5
Weighted average exercise price	$1.00
Number exercisable	1,500,000

As at July 31, 2008, the intrinsic value of the 1,500,000 vested options was $375,000.

NOTE 7	INCOME TAXES

Reconciliation of the effective income tax rate to the U.S. and Canadian statutory rates are as follows:

	July 31, 2008		July 31,
			2007

Tax expense at the U.S. statutory income tax rate	34%		34%
Foreign rate differential	(6%	)	(15%	)
Non-deductible and other items	(13%	)	(3%	)
Valuation allowance	(15%	)	(18%	)
Effective income tax rate	-		( 2%	)

EUOKO GROUP, INC. (formerly VITA EQUITY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

Significant components of the Company’s deferred income tax assets at July 31, 2008 and 2007 are as follows:

	July 31, 2008	July 31,
		2007

Deferred income tax asset:
Net operating loss carry forward	$1,215,691	$209,768
Valuation allowance	(1,215,691)	(209,768)
Net deferred income tax asset	$-	$-

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

Net operating loss carry forwards from U.S. operations totaling approximately $135,707 at July 31, 2008 are being carried forward. The net operating loss carry forwards expire at various dates through 2028 for federal purposes.

As of July 31, 2008, Canadian operations had net operating loss carry forwards totaling approximately $3,439,855 expiring at various dates through 2028.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) — an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of July 31, 2008, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of July 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

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

EUOKO GROUP, INC. (formerly VITA EQUITY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

NOTE 8	RELATED PARTY TRANSACTIONS

The Company utilized the consulting services of one of its stockholders resulting in fees paid totaling $114,567 and $77,059 for the years ended July 31, 2008 and 2007, respectively.

The Company utilized the advertising services of a magazine owned by one of its stockholders resulting in advertising fees paid totaling $118,955 and $25,022 for the years ended July 31, 2008 and 2007, respectively.

Due to stockholders are for advances to the Company made by the Company’s current President and CEO, Brandon Truaxe, and the Company’s former President, Dwight Webb. The amounts are unsecured, non-interest bearing, and are due on demand. As of July 31, 2008 and 2007 the amounts due these stockholders was $130,786 and 14,449 respectively.

NOTE 9	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

The Company leases premises under an operating lease with a five year term expiring on December 31, 2011. Minimum lease commitments exclusive of insurance and other occupancy charges under the lease as at July 31, 2008 were:

Years ending July 31,

2009	$55,881
2010	55,881
2011	55,881
2012	23,284

$190,927

Royalty fee

Pursuant to the share purchase agreement for the purchase of Hewitt-Vevey Pharma Sciences Ltd., Euoko Group Inc. has agreed to pay to CMMG Finance Inc. a royalty fee, calculated by multiplying 2.75% by the gross revenues of the Hewitt-Vevey, within 60 days of each fiscal year-end of the Company up to a maximum cumulative royalty fee of $500,000. As Hewitt-Vevey is still in its development stage, no revenues have been earned and thus no royalty fee is currently due.

EUOKO GROUP, INC. (formerly VITA EQUITY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

NOTE 10	SUBSEQUENT EVENTS

Subsequent to July 31, 2008, the Company received additional funds under the terms of its loan agreement with CMMG Finance in the amount of $600,000 CDN ($585,960 US).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of July 31, 2008, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended July 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Brandon Truaxe	President, Chief Executive Officer and Director	30	July 13, 2003(1)
Julio Torres	Vice President, Chief Innovations Officer and Director	34	October 19, 2005(1)

(1)	Became an officer of Euoko Group Inc. on March 7, 2008, the date of our acquisition of Euoko Inc., and became a director of Euoko Group Inc. on April 14, 2008.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

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

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

3.

being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended July 31, 2008, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Brandon Truaxe	1(1)	1	N/A
Julio Torres	1(1)	1	N/A

(1) The executive officer, director or holder of 10% or more of our common stock filed a late Form 3 –Initial Statement of Beneficial Ownership of Securities.

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

Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our Company officers. In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles and federal and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests may be sent in writing to our company at Suite 535, 67 Mowat Avenue, Toronto, Ontario M6K 3E3.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2008 and 2007; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2008 and 2007, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brandon Truaxe, President & CEO(1)	2008 2007 2006	99,295(2) Nil Nil	Nil Nil Nil	Nil Nil Nil	205,800 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	305,095 Nil Nil
Michael Basler, Former CFO, Secretary and Treasurer (3)	2008 2007 2006	109,225 8,056 Nil	24,824 Nil Nil	Nil Nil Nil	334,425 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	468,474 8,056 Nil
Julio Torres, Vice President and Chief Innovations Officer (4)	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	205,800 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	205,800 Nil Nil

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option incentive Awards ($)	Non-Equity Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mauro Baessato(5) Former officer	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	51,450 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	51,450 Nil Nil
Dwight Webb, Former officer and director (6)	2008 2007 2006	Nil Nil 35,268	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil 35,268

(1)	Brandon Truaxe became an Officer and Director of Euoko Inc. on July 13, 2003 and an officer of Euoko Group Inc. on March 7, 2008.

(2)	Accrued but not yet paid.

(3)	Michael Basler became an Officer and Director of Euoko Inc. on July 27, 2007 and an officer of Euoko Group Inc. on March 7, 2008. Mr. Basler resigned on October 22, 2008.

(4)	Julio Torres became an Officer and Director of Euoko Inc. on October 19, 2005 and an officer of Euoko Group Inc. on March 7, 2008.

(5)	Mauro Baessato became an Officer and Director on August 1, 2000 and resigned from the position of Director on April 13, 2003. Mauro Baessato resigned as an officer of our company on March 7, 2008.

(6)	Dwight Webb became an Officer and Director on August 1, 2000 and resigned as an officer on March 7, 2008 and as a director on April 14, 2008.

On October 24, 2006, we entered into an executive agreement with Brandon Truaxe, our president, chief executive officer and a director of our company.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

On March 7, 2008, in connection with the closing of the acquisition of Euoko Inc., we granted stock options to purchase 1,500,000 shares of common stock at an exercise price of $1.00 per share to various employees, contractors and consultants. Of the 1,500,000 options granted, 725,000 were granted to directors and officers of our company.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended July 31, 2008 by any officer or director of our company.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 24, 2008, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)(2)
Brandon Truaxe President and Chief Executive Officer Yorkville, Ontario	Preferred	12,285,000	100%
	Common	10,704,000(3)	30.50%
Julio Torres Vice President and Chief Innovations Officer Toronto, Ontario	Common	1,955,000(4)	5.57%
Directors and Officers as a group	Preferred	12,285,000	100%
	Common	12,659,000(5)	36.06%

(1)

Based on 35,100,000 shares of common stock issued and outstanding as of October 24, 2008. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

(4)	Includes 1,755,000 common shares and 200,000 common share purchase options issued on March 7, 2008.

(5)	Together, Brandon Truaxe and Julio Torres control 6,154,759,000 shareholder votes, which is approximately 99.6% of the possible votes in a vote by our shareholders.

Equity Compensation Plans

We do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

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

Furthermore Brandon Truaxe holds 200,000 common stock options and Julio Torres holds 200,000 common stock options. These options can be exercised for one common share each at a price of $1.00 until they expire on March 7, 2013 or until they are terminated pursuant to other terms and conditions of the option agreements, the form of which is attached as an exhibit to this current report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

On March 7, 2008, we completed a share exchange involving, among others, Brandon Truaxe, the beneficial shareholder of approximately 30% of our issued and outstanding common shares and Julio Torres, the beneficial shareholder of approximately 5% of our issued and outstanding common stock.

The share exchange was with the former shareholders of Euoko Inc.: Brandon C. Truaxe; Julio Torres; and, CMMG Finance Inc. Through this share exchange, we acquired all of the issued and outstanding shares of Euoko Inc., a private Canadian company engaged in the business of the development, marketing and distribution of luxury skin treatments. The letter agreement and the amended and restated share exchange agreement setting out the terms and conditions of this share exchange are incorporated by reference as exhibits to this current report. In consideration for the shares we received, we paid at total of $145,000 and issued 12,285,000 preferred shares to the former shareholders of Euoko Inc. (Canada) and we granted 1,500,000 common stock options to Brandon Truaxe, Michael Basler and Julio Torres as well as eleven other optionees named by Brandon Truaxe and Julio Torres, the former shareholders of Euoko Inc. (Canada). The consideration was paid as follows:

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

Also pursuant to the share exchange, Julio Torres is now our vice president and chief innovations officer.

The approximate dollar value of the transaction was $740,785. This was an exchange of shares plus some additional consideration, the amounts of which were negotiated between the parties and arrived at as the fair value of the rights and interests being exchanged. This transaction was reviewed, approved and ratified by our sole director.

Director Independence

We currently act with two directors, consisting of Brandon Truaxe and Julio Torres. We have determined that none of our directors is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2008 and for fiscal year ended July 31, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2008	July 31, 2007
Audit Fees	$28,187	$18,646
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$28,187	$18,646

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit
Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 filed on September 21, 2004).
3.2	Bylaws (incorporated by reference from our Form SB-2 filed on September 21, 2004).
3.3	Certificate of Change filed with the Secretary of State of Nevada on March 22, 2007 (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2007).
3.4	Certificate of Correction filed with the Secretary of State of State of Nevada on March 19, 2007 (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2007)

Exhibit
Number	Description
3.5	Articles of Merger filed with the Secretary of State of Nevada on May 17, 2007 and which is effective May 24, 2007 (incorporated by reference from our Current Report on Form 8-K filed on May 25, 2007)
3.6	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 22, 2007 (incorporation by reference from our Current Report on form 8-K filed on June 28, 2007)
3.7	Articles of Merger filed and effective with the Secretary of State of Nevada on January 10, 2008 (incorporation by reference from our Current Report on form 8-K filed on January 22, 2008).
(10)	Material Contracts
10.1	Letter Agreement dated April 5, 2007 (incorporated by reference from our Current Report on Form 8-K filed on April 25, 2007).
10.2	Amended and Restated Share Exchange Agreement (incorporated by reference from our Current Report on Form 8-K filed on July 27, 2007)
10.3	Form of Option Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008)
10.4	Lease Agreement
10.5	Employment agreement with Brandon Truaxe (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008)
10.6	Employment agreement with Michael Basler (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008)
10.7	Loan Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008)
10.8	Share Purchase Agreement between Euoko Inc. and CMMG Finance, Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 26, 2007).
10.9	Letter between the Parties to the Amended and Restated Share Purchase Agreement dated November 23, 2007 (incorporated by reference from our Current Report on Form 8-K filed on December 26, 2007).
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on April 14, 2004).
(21)	Subsidiaries
21.1	Euoko Inc., a Canada corporation Hewitt-Vevey Pharma Sciences Ltd., a Canada corporation Vita Equity Inc., a Canada corporation
(31)	Section 302 Certification
31.1*	Section 302 Certification of Brandon Truaxe
(32)	Section 906 Certification
32.1*	Section 906 Certification of Brandon Truaxe

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUOKO GROUP, INC.

/s/ Brandon Truaxe
Brandon Truaxe
President, Chief Executive Officer and
director
(Principal Executive Officer, Principal
Financial Officer and Principal
Accounting Officer)
Dated: November 12, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/ s/ Brandon Truaxe
Brandon Truaxe
President, Chief Executive Officer and
director
(Principal Executive Officer, Principal
Financial Officer and Principal
Accounting Officer)
Dated: November 12, 2008

/s/ Julio Torres
Julio Torres
Director
Dated: November 12, 2008