Form 10-Q
period 2008-10-31
Euoko Group Inc.
filed 2008-12-16
CIK 1125918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-51163

EUOKO GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0547993
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

67 Mowat Avenue, Suite 535 Toronto, Ontario, Canada	M6K 3E3
(Address of principal executive offices)	(Zip Code)

(416) 657.3456
(Registrant’s telephone number, including area code)

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
[ X ] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[ ] YES [ X ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 35,100,000 common shares issued and outstanding as of December 3, 2008

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

EUOKO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008

EUOKO GROUP, INC. AND SUBSIDIARIES

CONTENTS

PAGE	2	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2008 (UNAUDITED) AND JULY 31, 2008

PAGE	3	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 AND 2007 (UNAUDITED)

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY AT OCTOBER 31, 2008 (UNAUDITED)

PAGE	5	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 AND 2007 (UNAUDITED)

PAGE	6-15	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF OCTOBER 31, 2008 (UNAUDITED)

See accompanying notes to condensed consolidated financial statements.

EUOKO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2008 AND JULY 31, 2008

ASSETS
		October 31,		July 31,
		2008		2008
		(Unaudited)
CURRENT ASSETS

Cash		$208,025		$213,238
Accounts receivable, net		271,874		290,591
Sales tax receivable		12,117		11,375
Income tax receivable		4,213		5,005
Prepaid expenses and deposits		28,322		23,746
Inventories		304,843		269,811
Total current assets		829,394		813,766

Property and equipment, net		56,143		67,304

Total Assets		$885,537		$881,070

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
		618,412		505,832
Accounts payable and accrued liabilities	$		$
Deferred revenue		17,764		460
Due to stockholder		140,763		130,786
Total current liabilities		776,939		637,078

Loans payable to related party		3,904,500		4,052,890

Total liabilities		4,681,439		4,689,968

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $.001 par value, 100,000,000 shares authorized,
12,285,000 shares issued and outstanding		12,285		12,285
Common stock, $.001 par value, 130,000,000 shares authorized,
35,100,000 shares issued and outstanding		35,100		35,100
Additional paid-in capital		1,736,479		1,735,091
Accumulated other comprehensive gain (loss)		636,673		(14,542)
Accumulated deficit		(6,216,439)		(5,576,832)
Total stockholders’ deficiency		(3,795,902)		(3,808,898)

		885,537		881,070
Total liabilities and stockholders’ deficiency	$		$

See accompanying notes to condensed consolidated financial statements.

EUOKO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 AND 2007 (UNAUDITED)

	Three Months Ended
	October 31,	October 31,
	2008	2007
Sales	$340,422	$125,423
Cost of sales	88,011	54,121
Gross profit	252,411	71,302
Operating expenses	854,428	572,338
Loss from operations	(602,017)	(501,036)
Interest expense	37,590	16,934
Net loss before income tax	(639,607)	(517,970)
Provision for income tax	-	(965)
Net loss	(639,607)	(518,935)
Other comprehensive income (loss)
Foreign currency translation adjustment	651,215	(127,092)
Comprehensive income (loss)	$11,608	$(646,027)
Net loss per share, basic and diluted	$(0.02)	$(0.01)
Weighted average shares outstanding, basic and diluted
	35,100,000	35,100,000

See accompanying notes to condensed consolidated financial statements.

EUOKO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 (UNAUDITED)

	Preferred		Common				Accumulated
	stock number	Preferred	stock number	Common	Additional		Other
	of	stock	of	stock	paid-in	Accumulated	Comprehensive
	shares	amount	shares	amount	capital	deficit	loss	Total

BALANCE, AUGUST 1, 2008	12,285,000	$12,285	35,100,000	$35,100	$1,735,091	$(5,576,832)	$(14,542)	$(3,808,898)
Contributed interest costs	-	-	-	-	1,388	-	-	1,388
Foreign currency translation adjustment			-	-	-	-	651,215	651,215
Net loss			-	-	-	(639,607)	-	(639,607)
BALANCE, OCTOBER 31, 2008	12,285,000	$12,285	35,100,000	$35,100	$1,736,479	$(6,216,439)	$636,673	$(3,795,902)

See accompanying notes to condensed consolidated financial statements.

EUOKO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 AND 2007(UNAUDITED)

	Three months ended

	October 31,	October 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(639,607)	$(518,935)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and Amortization	5,274	6,023
Salaries, fees, and interest expense contributed to capital	1,387	23,347
Changes in operating assets and liabilities:
Accounts receivable	(30,199)	(35,115)
Sales tax receivable	(2,815)	(12,774)
Income tax receivable	-	1,963
Prepaid expenses	(7,912)	(27,677)
Inventories	(86,048)	7,845
Accounts payable and accrued liabilities	199,801	3,745
	19,233	-
Deferred revenue
Net cash used in operating activities	(540,886)	(551,578)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and equipment	(4,908)	(4,783)
Net cash used in investing activities	(4,908)	(4,783)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to stockholders	30,902	16,460
Proceeds from loans	542,249	544,520
Net cash provided by financing activities	573,151	568,980

Effect of exchange rate changes	(32,570)	13,456

NET INCREASE (DECREASE) IN CASH	(5,213)	18,075

CASH, BEGINNING OF PERIOD	213,238	145,941

CASH, END OF PERIOD	$208,025	$164,016

Supplemental cash flow information
Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008 (UNAUDITED)

NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Euoko Group, Inc. (formerly Vita Equity, Inc., the “Company”) was incorporated in the state of Nevada on July 25, 2000. On January 10, 2008, the Company changed its name to “Euoko Group, Inc.” and its year end to July 31.

On March 7, 2008, the Company acquired all of the outstanding shares of Euoko Inc. (Canada), a private Canadian company in exchange for $145,000 and 12,285,000 preferred shares, and as a result Euoko Inc. (Canada) became a wholly owned subsidiary of the Company. The acquisition was accounted for as a reverse merger (recapitalization) with Euoko Inc. (Canada) deemed to be the accounting acquirer and the Company the legal acquirer, effective March 7, 2008. Accordingly, the historical financial information presented in the financial statements is that of Euoko Inc. (Canada) as adjusted to give effect to the issuance of the 12,285,000 shares of preferred stock upon completion of the transaction as an adjustment to paid-in capital and to reflect the net liabilities assumed from Euoko Group, Inc. of $49,812 as a cost of the reverse merger. The basis of the assets, liabilities and retained earnings of Euoko Inc. (Canada), the accounting acquirer, have been carried over in the recapitalization. The $145,000 was recorded as a cost of the reverse merger.

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three months ended October 31, 2008 and 2007 are unaudited, but in the opinion of management, contain all adjustments, which include normal, recurring adjustments necessary to present fairly the financial position at October 31, 2008 and the results of operations and cash flows for the three months ended October 31, 2008 and 2007. The results of operations for the three months ended October 31, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending July 31, 2009. The July 31, 2008 balance sheet information is derived from the Company’s July 31, 2008 financial statements filed with the Securities and Exchange Commission on November 12, 2008.

The accompanying financial statements are consolidated and include the accounts of the Company and its wholly owned subsidiaries Euoko Inc., Hewitt-Vevey Pharma Sciences Ltd. and Vita Equity Inc. (Canada). Intercompany balances and transactions have been eliminated in consolidation.

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008 (UNAUDITED)

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company had a net loss of $639,607 for the three months ended October 31, 2008, and as of October 31, 2008 the Company had a stockholders’ deficiency of $3,795,902. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan is to attempt to raise additional capital until such time as the Company is able to generate sufficient operating revenue. In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations. The Company’s ability to continue as a going concern is dependent upon the achievement of profitable operations, support from stockholders and investors, and raising of additional debt or equity which cannot be reasonably assured. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern.

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

The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality of the customer and whether the balance is significant. At October 31, 2008 and July 31, 2007 the allowance for uncollectible trade receivables was $4,110 and $0, respectively.

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008 (UNAUDITED)

Fair Value of Financial Instruments

Effective August 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. This guidance applies to accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. This staff position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair market value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on the Company’s consolidated financial position or results of operations.

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

Stock-based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and financing costs. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Accounting for Stock-Based Compensation,” effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remained unvested on the effective date. The company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” under which the value of the stock compensation is based upon the measurement date as determined by either a) the date at which a performance commitment is

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008 (UNAUDITED)

reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

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

Options to purchase 1,500,000 shares of common stock were outstanding as at October 31, 2008 but were not included in the computation of diluted earnings per share for the period because the Company incurred a loss during the period, and the effect would be anti-dilutive.

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

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008 (UNAUDITED)

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivable.

The Company places its cash with high quality financial institutions and does not anticipate incurring any losses related to this credit risk. As of October 31, 2008, cash includes $86,594 denominated in Canadian dollars.

The Company extends credit to customers based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. For the three months ended October 31, 2008, three customers accounted for 32%, 14% and 10%, respectively of sales. There were no other customers that accounted for more than 10% of sales. For the three months ended October 31, 2007, no customers accounted for more than 10% of sales. As of October 31, 2008, four customers accounted for 30%, 12%, 10% and 10% respectively of accounts receivable. As of July 31, 2008, five customers accounted for 29%, 13%, 13%, 10% and 10% respectively of accounts receivable.

Recent Accounting Pronouncements

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

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008 (UNAUDITED)

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

NOTE 2	INVENTORIES

Inventories consist of the following:

	October 31,	July 31,
	2008	2008
	(unaudited)

Raw materials	$83,336	$120,108
Work in process	8,847	10,512
Finished goods	212,660	139,191
	$304,843	$269,811

NOTE 3	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	October 31,	July 31,
	2008	2008
	(unaudited)

Office equipment	$22,177	$23,494
Computer equipment	34,384	38,645
Laboratory equipment	4,951	5,883
Leasehold improvements	34,589	41,094

	96,101	109,116
Less accumulated depreciation	(39,958)	(41,812)
	$56,143	$67,304

Depreciation expense was $5,274 and $6,023 for the three months ended October 31, 2008 and October 31, 2007, respectively.

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008 (UNAUDITED)

NOTE 4	LOANS PAYABLE TO RELATED PARTY

Loans payable consist of the following loans from CMMG Finance Inc., a party related to a stockholder of the Company:

	October 31,	July 31,
	2008	2008
	(unaudited)

Loan payable which is secured by a promissory note, bears interest at 3.95% per annum payable at maturity, due October 23, 2011. The loan agreement allows for the Company to borrow up to $3,000,000 CDN ($2,466,000 US). In addition to interest, the Company must pay to the lender an introduction fee based on 2.35% of all gross revenues of Euoko Inc. (Canada), payable annually, to a total maximum amount of $5,000,000 CDN ($4,110,000 US). The introduction fee was deferred by the lender to an effective start date of February 1, 2008 for calculating gross revenues.	$2,466,000	$2,929,800

Loan payable which is secured by a promissory note, bears interest at 1.25% per annum payable at maturity, due March 6, 2013. The loan agreement allows for the Company to borrow up to $1,150,000 CDN ($945,300 US). The Company recorded additional interest expense of $905 for the three months ended October 31, 2008 for the difference between the fair value rate and the note rate and treated such costs as additional paid-in capital. In addition to interest, the Company must pay to the lender a royalty fee based on 8.75% of all gross revenues of Hewitt-Vevey Pharma Sciences Ltd, payable annually.	945,300	1,123,090

Loan payable which is secured by a promissory note, bears interest at 11.00% per annum payable at maturity, due October 23, 2011. The loan agreement allows for the company to borrow up to $1,500,000 CDN ($1,233,000 US). Beginning with the first draw down on the facility and while the facility is in use, in addition to interest, the Company must pay to the lender a royalty fee based on 5.00% of all gross revenues of Euoko Inc. (Canada), payable annually.	493,200	-

Total long-term debt	$3,904,500	$4,052,890

Amounts recorded for interest expense owing related to the above loans for the three months ended October 31, 2008 and October 31, 2007 were $36,203 and $12,598 respectively.

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008 (UNAUDITED)

NOTE 5	STOCK OPTIONS

As at October 31, 2008 options outstanding are as follows:

Weighted
	Number of	Average
	Options	Exercise Price

Balance at August 1, 2008	1,500,000	$1.00
Granted	-	-
Exercised	-	-
Cancelled	-	-

Balance at October 31, 2008	1,500,000	$1.00

As at October 31, 2008, all the options were exercisable and the intrinsic value of the 1,500,000 vested options was $0.

NOTE 6	INCOME TAXES

Reconciliation of the effective income tax rate to the U.S. and Canadian statutory rates are as follows:

	October 31,		July 31,
	2008		2008
	(unaudited)

Tax expense at the U.S. statutory income tax rate	34%		34%
Foreign rate differential	-		(6%	)
Non-deductible and other items	(2%	)	(13%	)
Valuation allowance	(32%	)	(15%	)
Effective income tax rate	-		-

Significant components of the Company’s deferred income tax assets at July 31, 2008 and 2007 are as follows:

	October 31,	July 31,
	2008	2008
	(unaudited)

Deferred income tax asset:
Net operating loss carry forward	$1,356,469	$1,215,691
Valuation allowance	(1,356,469)	(1,215,691)

Net deferred income tax asset	$-	$-

Based upon the Company’s history of losses in the U.S. parent company and in the Canadian subsidiary companies, and management’s assessment of when these operations are anticipated

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008 (UNAUDITED)

to generate taxable income, the Company has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

Net operating loss carry forwards from U.S. operations totaling approximately $180,764 at October 31, 2008 are being carried forward. The net operating loss carry forwards expire at various dates through 2028 for federal purposes.

As of October 31, 2008, Canadian operations had net operating loss carry forwards totaling approximately $3,764,728 expiring at various dates through 2028.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) — an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of October 31, 2008, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of October 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

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

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008 (UNAUDITED)

NOTE 7	RELATED PARTY TRANSACTIONS

The Company utilized the consulting services of one of its stockholders resulting in fees paid totaling $29,569 and $29,917 for the three months ended October 31, 2008 and 2007, respectively.

The Company utilized the advertising services of a magazine owned by one of its stockholders resulting in advertising fees paid totaling $16,831 and $29,378 for the three months ended October 31, 2008 and 2007, respectively.

Due to stockholders are for advances to the Company made by the Company’s current President and CEO, Brandon Truaxe, and the Company’s former President, Dwight Webb. The amounts are unsecured, non-interest bearing, and are due on demand. As of October 31, 2008 and 2007 the amounts due these stockholders was $140,763 and $34,062 respectively.

NOTE 8	SUBSEQUENT EVENTS

Subsequent to October 31, 2008, the Company received additional funds under the terms of its loan agreement with CMMG Finance (controlled by a shareholder) in the amount of $180,840 ($220,000 CDN).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, and “Euoko” mean Euoko Group, Inc. and our wholly-owned subsidiaries Euoko Inc., Hewitt-Vevey Pharma Sciences Inc. and Vita Equity Inc., unless the context clearly requires or states otherwise.

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

In our current five collections, we offer twenty-five luxury skin treatment products: the R-Series is for enhancing skin radiance, the Y-Series is for targeting lines and wrinkles, the A-Series is for blemish-prone skin, the P-Series is for diverse environmental protection and the W-Series is for correcting pigmentation problems. Highlights of the brand’s products are Intense Lift Concentrate (1 oz/30 ml for US$500), the recently-released Eye Contour Nanolift (0.5 oz/15 ml for US$300), Cellular Energy Radiance Cream (1.7oz. /50ml for US$170) and Blueprint Resculpting Cream (1.7oz. /50ml for US$180). In the next 12 months, we plan to increase marketing, distribution and sales for these five product lines and develop additional products to enhance the existing line.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending October 31, 2009.

Corporate Offices

We lease our main office at 67 Mowat Avenue, Suite 535, Toronto, Ontario, Canada. This office provides us with 1,914 square feet of space for monthly rent of CDN$4,226.75. This space currently meets all of our needs but we may require additional or different office space over the next twelve months to facilitate any future staffing growth.

Employees

As at October 31, 2008 we had thirteen (13) full time employees and contractors. We plan to hire additional employees when circumstances warrant.

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

Going Concern

We have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended July 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Results of Operations

Three Months Ended October 31, 2008 and 2007

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2008 which are included herein.

Three month Summary ending October 31, 2008 and 2007

	Three Months Ended
		October 31
	2008	2007
Sales	$340,422	$125,423
Cost of Sales	$88,011	$54,121
Operating Expenses	$854,428	$572,338
Net Loss	$(639,607)	$(518,935)

Sales

Our sales for the three months ended October 31, 2008 were $340,422, compared to our sales for the three months ended October 31, 2007, which were $125,423, representing approximately a 171.42% increase. The increase in sales is due to the introduction of additional products, the addition of new third-party distributors and retailers and increases in our sales and marketing efforts.

Cost of Sales

Our cost of sales for the three months ended October 31, 2008 was $88,011 (25.9% of product sales), compared to our cost of sales for the three months ended October 31, 2007, which was $54,121 (43.15% of product sales). The increase in our cost of sales is mainly due to increased sales volume and the additional costs associated with the launching of a new product line, as well as sampling and literature support associated with these sales. Cost of sales includes costs related to product manufacturing, brokerage and duties, inbound and outbound shipping and certain promotional activities. We expect that our cost of sales will increase over the next twelve months but will remain constant or increase as a percentage of total sales, mainly due to the additional sampling and literature support related to these sales.

Future cost of sales may be impacted by the inclusion of new brands which may have product cost structures and margins different from those of our existing product lines, the effects of inflation and changing prices from our suppliers and fluctuations in foreign currency rates as certain costs are incurred in foreign currencies.

Operating Expenses

For the three months ended October 31, 2008, our total operating expenses were $854,428 as compared to $572,338 for the three months ended October 31, 2007. We attribute this increase to increases in spending across all cost categories related to our increase in business activities in carrying out our business. We expect to continue to increase our business activities, but we expect our total operating expenses to decrease over the coming twelve months.

Liquidity and Financial Condition

Working Capital

	At	At
	October 31,	July 31,
	2008	2008
Current assets	$829,394	$813,766
Current liabilities	776,939	637,078
Working capital	$52,455	$176,688

Cash Flows

	Three Months Ended
	October 31,	October 31,
	2008	2007
Net Cash Used in Operating Activities	$(540,886)	$(551,578)
Net Cash Used in Investing Activities	(4,908)	(4,783)
Net Cash Proved by Financing Activities	573,151	568,980
Net increase (decrease) in cash during period	$(5,213)	$18,075

We had cash in the amount of $208,025 as of October 31, 2008 as compared to $213,238 as of July 31, 2008. We had a working capital surplus of $52,455 as of October 31, 2008 compared to working capital surplus of $176,688 as of July 31, 2008.

Our principal source of funds has been cash flows from borrowings under term loan agreements. At October 31, 2008, we had loans payable of $3,904,500 compared with $4,052,890 at July 31, 2008.

Future Financings

As at October 31, 2008, we had available funding totaling $1,500,000 CDN ($1,233,000 US) under term loan agreements with a related party. As of Dec 11th $820,000 CDN ($674,040 US) of this facility had been utilized. This funding should allow us to meet our current cash requirements over the next six months . We are currently negotiating an additional financing facility for approximately $2,500,000 CDN to help support the continued expansion of the brand worldwide. We may have to raise additional monies through private placements of our equity securities and/or debt financing in order that we may fund continuing operational expenses beyond our expected cash requirements.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Recently Issued Accounting Standards

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of October 31, 2008, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Audit Committee Financial Expert

Our board of directors has determined that it does have a member of its audit committee who qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Risks Related to our Company

Risk as to Going Concern

The accompanying consolidated financial statements contemplates continuation of the Company as a going concern. We had a net loss of $639,607 for the quarter ended October 31, 2008, and as of October 31, 2008 we had a stockholders’ deficiency of $(3,795,902). These matters raise substantial doubt about our company’s ability to continue as a going concern. Management’s plan is to attempt to raise additional capital until such time as our company is able to generate sufficient operating revenue. In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of our company, which in turn is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations. Our ability to continue as a going concern is dependent upon the achievement of profitable operations, support from stockholders and investors, and raising of additional debt or equity which cannot be reasonably assured. Management believes that its ability to raise additional capital provides the opportunity for our company to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 filed on September 21, 2004).

3.2	Bylaws (incorporated by reference from our Form SB-2 filed on September 21, 2004).

3.3	Certificate of Change filed with the Secretary of State of Nevada on March 22, 2007 (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2007).

3.4	Certificate of Correction filed with the Secretary of State of State of Nevada on March 19, 2007 (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2007)

3.5	Articles of Merger filed with the Secretary of State of Nevada on May 17, 2007 and which is effective May 24, 2007 (incorporated by reference from our Current Report on Form 8-K filed on May 25, 2007)

3.6	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 22, 2007 (incorporation by reference from our Current Report on form 8-K filed on June 28, 2007)

3.7	Articles of Merger filed and effective with the Secretary of State of Nevada on January 10, 2008 (incorporation by reference from our Current Report on form 8-K filed on January 22, 2008).

(10)	Material Contracts

10.1	Letter Agreement dated April 5, 2007 (incorporated by reference from our Current Report on Form 8-K filed on April 25, 2007).

10.2	Amended and Restated Share Exchange Agreement (incorporated by reference from our Current Report on Form 8-K filed on July 27, 2007)

10.3	Form of Option Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008)

10.4	Lease Agreement

10.5	Employment agreement with Brandon Truaxe (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008)

10.6	Employment agreement with Michael Basler (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008)

10.7	Loan Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008)

10.8	Share Purchase Agreement between Euoko Inc. and CMMG Finance, Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 26, 2007).

10.9	Letter between the Parties to the Amended and Restated Share Purchase Agreement dated November 23, 2007 (incorporated by reference from our Current Report on Form 8-K filed on December 26, 2007).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on April 14, 2004).

(21)	Subsidiaries

21.1	Euoko Inc., a Canada corporation
Hewitt-Vevey Pharma Sciences Ltd., a Canada corporation
Vita Equity Inc., a Canada corporation

Exhibit
Number	Description

(31)	Section 302 Certification

31.1*	Section 302 Certification of Brandon Truaxe

(32)	Section 906 Certification

32.1*	Section 906 Certification of Brandon Truaxe

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUOKO GROUP, INC.
(Registrant)

Dated: December 16, 2008	/s/ Brandon Truaxe
Brandon Truaxe
President, Chief Executive Officer and director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)