Form 10-Q
period 2009-01-31
Euoko Group Inc.
filed 2009-03-23
CIK 1125918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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
35,100,000 common shares issued and outstanding as of March 11, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

EUOKO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009

EUOKO GROUP, INC. AND SUBSIDIARIES

CONTENTS

PAGE F-2	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2009 (UNAUDITED) AND JULY 31, 2008

PAGE F-3	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2009 AND 2008 (UNAUDITED)

PAGE F-4	CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY AT JANUARY 31, 2009 (UNAUDITED)

PAGE F-5	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2009 AND 2008 (UNAUDITED)

PAGE F-6-F-16	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JANUARY 31, 2009 (UNAUDITED)

EUOKO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2009 AND JULY 31, 2008

ASSETS
	January 31,	July 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash	$130,505	$213,238
Accounts receivable, net	210,743	290,591
Sales tax receivable	7,015	11,375
Income tax receivable	-	5,005
Prepaid expenses and deposits	33,274	23,746
Inventories	296,532	269,811
Total current assets	678,069	813,766

Property and equipment, net	50,949	67,304

Total Assets	$729,018	$881,070

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$758,115	$505,832
Deferred revenue	12,581	460
Due to stockholder	124,119	130,786
Total current liabilities	894,815	637,078

Loans payable to related party	4,117,265	4,052,890

Total liabilities	5,012,080	4,689,968

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $.001 par value, 100,000,000 shares authorized,
12,285,000 shares issued and outstanding	12,285	12,285
Common stock, $.001 par value, 130,000,000 shares authorized,
35,100,000 shares issued and outstanding	35,100	35,100
Additional paid-in capital	1,736,546	1,735,091
Accumulated other comprehensive gain (loss)	666,405	(14,542)
Accumulated deficit	(6,733,398)	(5,576,832)
Total stockholders’ deficiency	(4,283,062)	(3,808,898)

Total liabilities and stockholders’ deficiency	$729,018	$881,070

See accompanying notes to condensed consolidated financial statements.

EUOKO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED
JANUARY 31, 2009 AND 2008 (UNAUDITED)

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2009	2008	2009	2008

Sales	$290,009	$227,894	$630,431	$353,317
Cost of sales	71,130	102,857	159,141	156,978
Gross profit	218,879	125,037	471,290	196,339
Operating expenses	693,322	709,071	1,547,750	1,281,409
Loss from operations	(474,443)	(584,034)	(1,076,460)	(1,085,070)
Interest expense	42,516	20,092	80,106	37,026
Net loss before income tax	(516,959)	(604,126)	(1,156,566)	(1,122,096)
Provision for income tax	-	-	-	(965)
Net loss	(516,959)	(604,126)	(1,156,566)	(1,123,061)
Other comprehensive income (loss)
Foreign currency translation adjustment	29,732	68,922	680,947	(33,224)
Comprehensive loss	$(487,227)	$(535,204)	$(475,619)	$(1,156,285)
Net loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.03)
Weighted average shares outstanding, basic and
diluted	35,100,000	35,100,000	35,100,000	35,100,000

See accompanying notes to condensed consolidated financial statements.

EUOKO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED JANUARY 31, 2009 (UNAUDITED)

	Preferred		Common				Accumulated
	stock	Preferred	stock	Common	Additional		Other
	number of	stock	number of	stock	paid-in	Accumulated	Comprehensive
	shares	amount	shares	amount	capital	deficit	loss	Total

BALANCE, AUGUST 1, 2008	12,285,000	$12,285	35,100,000	$35,100	$1,735,091	$(5,576,832)	$(14,542)	$(3,808,898)
Contributed interest costs	-	-	-	-	1,455	-	-	1,455
Foreign currency translation adjustment			-	-	-	-	680,947	680,947
Net loss			-	-	-	(1,156,566)	-	(1,156,566)
BALANCE, JANUARY 31, 2009	12,285,000	$12,285	35,100,000	$35,100	$1,736,546	$(6,733,398)	$660,405	$(4,283,062)

See accompanying notes to consolidated financial statements.

EUOKO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2009 AND 2008 (UNAUDITED)

		Six months ended
		January 31,	January 31,
		2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(1,156,566)	$(1,123,061)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and Amortization		10,011	12,771
Salaries, fees, and interest expense contributed to capital		1,454	-
Changes in operating assets and liabilities:
Accounts receivable		28,723	(102,810)
Sales tax receivable		2,190	(33,360)
Income tax receivable		4,179	75
Prepaid expenses		(13,034)	(23,935)
Inventories		(80,222)	(14,107)
Accounts payable and accrued liabilities		343,878	162,826
Deferred revenue		14,194	49,751
Net cash used in operating activities		(845,193)	(1,071,850)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and equipment		(4,908)	(15,766)
Net cash used in investing activities		(4,908)	(15,766)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to stockholders		15,262	14,229
Proceeds from loans		787,106	1,122,660
Distributions on reverse merger			(145,000)
Net cash provided by financing activities		802,368	991,889

Effect of exchange rate changes		(35,000)	32,355

NET DECREASE IN CASH		(82,733)	(63,372)

CASH, BEGINNING OF PERIOD		213,238	145,941

CASH, END OF PERIOD		$130,505	$82,569

Supplemental cash flow information
Cash paid for income taxes		$-	$836

Cash paid for interest		$-	$-

Supplemental Non-Cash Investing and Financing Activities
Preferred stock issued at fair value for acquisition	$		$12,285

See accompanying notes to condensed consolidated financial statements.

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009 (UNAUDITED)

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

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three and six months ended January 31, 2009 and 2008 are unaudited, but in the opinion of management, contain all adjustments, which include normal, recurring adjustments necessary to present fairly the financial position at January 31, 2009 and the results of operations and cash flows for the three and six months ended January 31, 2009 and 2008. The results of operations for the three and six months ended January 31, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending July 31, 2009. The July 31, 2008 balance sheet information is derived from the Company’s July 31, 2008 financial statements filed with the Securities and Exchange Commission on November 12, 2008.

The accompanying financial statements are consolidated and include the accounts of the Company and its wholly owned subsidiaries Euoko Inc., Hewitt-Vevey Pharma Sciences Ltd. and Vita Equity Inc. (Canada). Intercompany balances and transactions have been eliminated in consolidation.

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009 (UNAUDITED)

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company had a net loss of $1,156,566 for the six months ended January 31, 2009, and as of January 31, 2009 the Company had a stockholders’ deficiency of $4,283,062. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan is to attempt to raise additional capital until such time as the Company is able to generate sufficient operating revenue. In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations. The Company’s ability to continue as a going concern is dependent upon the achievement of profitable operations, support from stockholders and investors, and raising of additional debt or equity which cannot be reasonably assured. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern.

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

The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality of the customer and whether the balance is significant. At January 31, 2009 and July 31, 2008 the allowance for uncollectible trade receivables was $50,549 and $0, respectively.

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
AS OF JANUARY 31, 2009 (UNAUDITED)

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

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009 (UNAUDITED)

Earnings (Loss) per Common Share

The Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Options to purchase 1,500,000 shares of common stock were outstanding as at January 31, 2009 but were not included in the computation of diluted earnings per share for the period because the Company incurred a loss during the period, and the effect would be anti-dilutive.

Foreign Currency Translation

The Company’s functional currency is Canadian dollars. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at period end exchange rates. Capital accounts are translated into U.S. dollars at the acquisition date rates. Income and expense items are translated at the weighted average exchange rates for the period. Net exchange gains or losses resulting from such translations are excluded from net income (loss) but are included in comprehensive income (loss) and accumulated in a separate component of stockholders' equity.

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

The Company places its cash with high quality financial institutions and does not anticipate incurring any losses related to this credit risk. As of January 31, 2009, cash includes $19,196 denominated in Canadian dollars.

The Company extends credit to customers based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009 (UNAUDITED)

required. For the six months ended January 31, 2009, two customers accounted for 23% and 12%, respectively of sales. There were no other customers that accounted for more than 10% of sales. For the six months ended January 31, 2008, no customers accounted for more than 10% of sales. As of January 31, 2009, four customers accounted for 44%, 13%, 11% and 11% respectively of accounts receivable. As of July 31, 2008, five customers accounted for 29%, 13%, 13%, 10% and 10% respectively of accounts receivable.

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

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009 (UNAUDITED)

NOTE 2 INVENTORIES

Inventories consist of the following:

	January 31,	July 31,
	2009	2008
	(unaudited)

Raw materials	$100,870	$120,108
Work in process	-	10,512
Finished goods	195,662	139,191
	$296,532	$269,811

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	January 31,	July 31,
	2009	2008
	(unaudited)

Office equipment	$21,996	$23,494
Computer equipment	34,104	38,645
Laboratory equipment	4,911	5,883
Leasehold improvements	34,307	41,094

	95,318	109,116
Less accumulated depreciation	(44,369)	(41,812)
	$50,949	$67,304

Depreciation expense was $10,011 and $12,771 for the six months ended January 31, 2009 and January 31, 2008, respectively.

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009 (UNAUDITED)

NOTE 4 LOANS PAYABLE TO RELATED PARTY

Loans payable consist of the following loans from CMMG Finance Inc., a party related to a stockholder of the Company:

January 31,	July 31,
2009	2008
(unaudited)

Loan payable which is secured by a promissory note, bears interest at 3.95% per annum payable at maturity, due October 23, 2011. The loan agreement allows for the Company to borrow up to $3,000,000 CDN ($2,466,000 US). In addition to interest, the Company must pay to the lender an introduction fee based on 2.35% of all gross revenues of Euoko Inc. (Canada), payable annually, to a total maximum amount of $5,000,000 CDN ($4,110,000 US). The introduction fee was deferred by the lender to an effective start date of February 1, 2008 for calculating gross revenues. This agreement was replaced by a new loan agreement dated December 22, 2008 between CMMG Finance and Euoko Group Inc and the existing amounts were repaid.
$-	$2,929,800

Loan payable which is secured by a promissory note, bears interest at 1.25% per annum payable at maturity, due March 6, 2013. The loan agreement allows for the Company to borrow up to $1,150,000 CDN ($945,300 US). The Company recorded additional interest expense of $905 for the three months ended October 31, 2008 for the difference between the fair value rate and the note rate and treated such costs as additional paid-in capital. In addition to interest, the Company must pay to the lender a royalty fee based on 8.75% of all gross revenues of Hewitt-Vevey Pharma Sciences Ltd, payable annually. This agreement was replaced by a new loan agreement dated December 22, 2008 between CMMG Finance and Euoko Group Inc and the existing amounts were repaid.
-	1,123,090

Loan payable which is secured by a promissory note, bears interest at 11.00% per annum payable at maturity, due October 23, 2011. The loan agreement allows for the company to borrow up to $1,500,000 CDN ($1,233,000 US). Beginning with the first draw down on the facility and while the facility is in use, in addition to interest, the Company must pay to the lender a royalty fee based on 5.00% of all gross revenues of Euoko Inc. (Canada), payable annually. This agreement was replaced by a new loan agreement dated December 22, 2008 between CMMG Finance and Euoko Group Inc and the existing amounts were repaid.
-	-

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009 (UNAUDITED)

Loan payable which is secured by a promissory note, bears interest at 3.95% per annum payable annually. The loan agreement allows for the Company to borrow up to $5,950,000 CDN ($4,851,035 US), repayable $3,000,000 CDN ($2,445,900 US) on October 23, 2011, $1,150,000 CAD ($937,595 US) on March 16, 2013 and all remaining balances on expiration of the credit term on December 21, 2013. In addition to interest, the Company must pay to the lender a royalty fee based on 4.95% of all net sales revenues of Euoko Group Inc., payable annually, to a maximum of $3,000,000 CDN ($2,445,900 US) per year and a cumulative maximum amount of $15,000,000 CDN ($12,229,500 US) over the term of the loan agreement.
	4,117,265	-

Total long-term debt	$4,117,265	$4,052,890

Amounts recorded for interest expense owing related to the above loans for the six months ended January 31, 2009 and January 31, 2008 were $80,106 and $37,026 respectively.

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009 (UNAUDITED)

NOTE 5 STOCK OPTIONS

As at January 31, 2009 options outstanding are as follows:

Weighted
	Number of	Average
	Options	Exercise Price

Balance at August 1, 2008	1,500,000	$1.00
Granted	-	-
Exercised	-	-
Cancelled	-	-

Balance at January 31, 2009	1,500,000	$1.00

As at January 31, 2009, all of the options were exercisable and the intrinsic value of the 1,500,000 vested options was $0.

NOTE 6 INCOME TAXES

Reconciliation of the effective income tax rate to the U.S. and Canadian statutory rates are as follows:

	January 31,		July 31,
	2009		2008
	(unaudited)

Tax expense at the U.S. statutory income tax rate	34%		34%
Foreign rate differential	-		(6%	)
Non-deductible and other items	(1%	)	(13%	)
Valuation allowance	(33%	)	(15%	)
Effective income tax rate	-		-

Significant components of the Company’s deferred income tax assets at January 31, 2009 and July 31, 2008 are as follows:

	January 31,	July 31,
	2009	2008
	(unaudited)

Deferred income tax asset:
Net operating loss carry forward	$1,480,220	$1,215,691
Valuation allowance	(1,480,220)	(1,215,691)
Net deferred income tax asset	$-	$-

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

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009 (UNAUDITED)

Net operating loss carry forwards from U.S. operations totaling approximately $217,418 at January 31, 2009 are being carried forward. The net operating loss carry forwards expire at various dates through 2028 for federal purposes.

As of January 31, 2009, Canadian operations had net operating loss carry forwards totaling approximately $4,087,996 expiring at various dates through 2028.

The Company has adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) — an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of January 31, 2009, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of January 31, 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

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

NOTE 7 RELATED PARTY TRANSACTIONS

The Company utilized the consulting services of one of its stockholders resulting in fees paid totaling $49,546 and $51,544 for the six months ended January 31, 2009 and 2008, respectively.

The Company utilized the advertising services of a magazine owned by one of its stockholders resulting in advertising fees paid totaling $31,916 and $59,505 for the six months ended January 31, 2009 and 2008, respectively.

Due to stockholders are for advances to the Company made by the Company’s current President and CEO, Brandon Truaxe, and the Company’s former President, Dwight Webb. The amounts are unsecured, non-interest bearing, and are due on demand. As of

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009 (UNAUDITED)

January 31, 2009 and 2008 the amounts due these stockholders was $124,119 and $46,119 respectively.

NOTE 8 SUBSEQUENT EVENTS

Subsequent to January 31, 2009, the Company received additional funds under the terms of its loan agreement with CMMG Finance (controlled by a shareholder) in the amount of $191,596 ($235,000 CDN).

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common stock" refer to the common shares in our capital stock.

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

On December 19, 2008, we entered into an amendment agreement to amend an executive agreement dated October 24, 2006 between our company and our president, Brandon C. Truaxe. The amendment agreement provides for certain amendments to the executive agreement including, but not limited to, the removal of certain employment exclusivity restrictions placed on Mr. Truaxe.

On December 22, 2008, we entered into a term loan agreement between our company, Euoko Inc., Hewitt-Vevey Pharma Sciences Ltd. and CMMG Finance Inc. for a loan of up to Cdn$5,950,000. This facility will replace all existing financing arrangements with CMMG and will be used to pay existing outstanding amounts to CMMG, as well as to provide growth financing. The credit is available for draw down for a period of 5 years from the effective date in amounts no more than Cdn$250,000 in any one calendar month. Interest on draw down amounts shall accrue at the rate of 3.95% per annum. In addition to interest payable, a royalty fee of 4.95% of all net sales revenue of our company must be paid annually to a maximum of Cdn$3,000,000 per year and a cumulative maximum of Cdn$15,000,000 over the term of the loan agreement.

Subsequent to January 31, 2009, we received additional funds under the terms of our loan agreement with CMMG Finance (controlled by a shareholder) in the amount of $191,596 ($235,000 CDN).

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

Our products are currently sold in premium retail channels worldwide including partnerships with such retailers as Saks Fifth Avenue, Bergdorf Goodman, Neiman Marcus, Bliss, Printemps (France), La Rinascente (Italy) and Lane Crawford (Hong Kong). We have recently entered into definitive distribution agreements with Barney’s New York department store and Harrods department store in London. We are also opening brand-owned and managed retail stores starting in Toronto in April, 2009.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2009.

Corporate Offices

We lease our main office at 67 Mowat Avenue, Suite 535, Toronto, Ontario, Canada. This office provides us with 1,914 square feet of space for monthly rent of CDN$4,226.75. This space currently meets all of our needs but we may require additional or different office space over the next twelve months to facilitate any future staffing growth.

Employees

As at January 31, 2009 we employed thirteen (13) full time employees and contractors. We plan to hire additional employees when circumstances warrant.

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

Foreign currency translation

The Company’s functional currency is Canadian dollars. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at period end exchange rates. Capital accounts are translated into U.S. dollars at the acquisition date rates. Income and expense items are translated at the weighted average exchange rates for the period. Net exchange gains or losses resulting from such translations are excluded from net income (loss) but are included in comprehensive income (loss) and accumulated in a separate component of stockholders' equity.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2009 which are included herein.

Three month Summary ended January 31, 2009 and 2008

	Three Months Ended
		January 31
	2009	2008
Sales	$290,009	$227,894
Cost of Sales	$71,130	$102,857
Operating Expenses	$693,322	$709,071
Net Loss	$(516,959)	$(604,126)

Sales

Our sales for the three months ended January 31, 2009 were $290,009, compared to our sales for the three months ended January 31, 2008, which were $227,894, representing approximately a 27.25% increase. The increase in sales is due to the introduction of additional products, the addition of new third-party distributors and retailers and an increase in our sales and marketing efforts.

Cost of Sales

Our cost of sales for the three months ended January 31, 2009 was $71,130 (24.53% of product sales), compared to our cost of sales for the three months ended January 31, 2008, which was $102,857 (45.1% of product sales). The decrease in our cost of sales is mainly due to a large, low margin promotional sale from 2008 plus a reduction of outbound shipping costs due to a consolidation of shipments to distributors and retailers in 2009. Cost of sales includes costs related to product manufacturing, brokerage and duties, inbound and outbound shipping and certain promotional activities. We expect that our cost of sales will increase over the next twelve months but will remain constant or increase as a percentage of total sales, mainly due to the additional sampling and literature support related to these sales.

Future cost of sales may be impacted by the inclusion of new brands which may have product cost structures and margins different from those of our existing product lines, the effects of inflation and changing prices from our suppliers and fluctuations in foreign currency rates as certain costs are incurred in foreign currencies.

Total Operating Costs

Our total operating expenses consist of salaries and benefits, consulting fees, professional fees, selling costs, marketing, travel and related, general and administrative, interest and financing charges, and amortization. For the three months ended January 31, 2009, our total operating expenses were $693,322 while they were $709,071 for the three months ended January 31, 2008. The decrease in our total operating costs in mainly due to a decrease in Technology Consulting fees. We expect to continue to increase our business activities and we expect our total operating expenses to increase over the coming twelve months.

Six month Summary ending January 31, 2009 and 2008

	Six Months Ended
	January 31
	2009	2008
Sales	$630,431	$353,317
Cost of Sales	$159,141	$156,978
Operating Expenses	$1,547,750	$1,281,409
Net Loss	$(1,156,566)	$(1,123,061)

Sales

Our sales for the six months ended January 31, 2009 were $630,431, compared to our sales for the six months ended January 31, 2008, which were $353,317, representing approximately a 78.4% increase. The increase in sales is due to the introduction of additional products, the addition of third-party distributors and retailers and increase in our marketing efforts.

Cost of Sales

Our cost of sales for the six months ended January 31, 2009 was $159,141 (25.24% of product sales), compared to our cost of sales for the six months ended January 31, 2008, which was $156,978 (44.4% of product sales). The increase in our cost of sales is mainly due to increase in sales volume. Cost of sales includes costs related to product manufacturing, brokerage and duties, inbound and outbound shipping and certain promotional activities. We expect that our cost of sales will increase over the next twelve months but will remain constant or increase as a percentage of total sales, mainly due to the additional sampling and literature support related to these sales.

Future cost of sales may be impacted by the inclusion of new brands which may have product cost structures and margins different from those of our existing product lines, the effects of inflation and changing prices from our suppliers and fluctuations in foreign currency rates as certain costs are incurred in foreign currencies.

Total Operating Costs

Our total operating expenses consist of salaries and benefits, consulting fees, professional fees, selling costs, marketing, travel and related, general and administrative, interest and financing charges, and amortization. For the six months ended January 31, 2009, our total operating expenses were $1,547,750 while they were $1,281,409 for the six months ended January 31, 2008.We attribute this increase to increases in spending across all cost categories related to our increase in business activities in carrying out our business. We expect to continue to increase our business activities and we expect our total operating expenses to continue to increase over the coming twelve months.

Liquidity and Financial Condition

Working Capital

	At	At
	January 31,	July 31,
	2009	2008
Current assets	$678,069	$813,766
Current liabilities	$894,815	$637,078
Working capital	$(216,746)	$176,688

Cash Flows

	Six Months Ended
	January 31,	January 31,
	2009	2008
Net Cash Used in Operating Activities	$(845,193)	$(1,071,850)
Net Cash Used in Investing Activities	$(4,908)	$(15,766)
Net Cash Proved by Financing Activities	$802,368	$991,889
Net increase (decrease) in cash during period	$(82,733)	$(63,372)

We had cash in the amount of $130,505 as of January 31, 2009 as compared to $213,238 as of July 31, 2008. We had a working capital deficiency of ($216,746) as of January 31, 2009 compared to a working capital surplus of $176,688 as of July 31, 2008.

Our principal source of funds has been cash flows from borrowings under term loan agreements. At January 31, 2009, we had loans payable of $4,117,265 compared with $4,052,890 at July 31, 2008.

Future Financings

As at January 31, 2009, we had available funding totaling $5,950,000 CDN ($4,851,035 US) under term loan agreements with a related party. As of January 31, 2009 $5,050,000 CDN ($4,117,265 US) of this facility had been utilized. This funding should allow us to meet our current cash requirements over the next six months but we are in negotiations for an additional financing facility. We may have to raise additional monies through private placements of our equity securities and/or debt financing in order that we may fund continuing operational expenses beyond our expected cash requirements.

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

As of January 31, 2009, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Risks Related to our Company

Our independent certified public accounting firm, in the notes to the audited financial statements for the year end July 31, 2008, states that there is a substantial doubt that we will be able to continue as a going concern.

The accompanying consolidated financial statements contemplates continuation of the Company as a going concern. We had a net loss of $1,156,566 for the six months ended January 31, 2009, and as of January 31, 2009 we had a stockholders’ deficiency of $4,283,062. These matters raise substantial doubt about our company’s ability to continue as a going concern. Management’s plan is to attempt to raise additional capital until such time as our company is able to generate sufficient operating revenue. In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of our company, which in turn is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations. Our ability to continue as a going concern is dependent upon the achievement of profitable operations, support from stockholders and investors, and raising of additional debt or equity which cannot be reasonably assured. Management believes that its ability to raise additional capital provides the opportunity for our company to continue as a going concern.

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

Brandon Truaxe, our president & chief executive officer owns 10,504,000 of our common shares, approximately 30% of our issued and outstanding common stock, and 12,285,000 of our preferred shares, which is 100% of our issued and outstanding preferred stock. Julio Torres, our vice president and chief innovations officer, owns 1,755,000 of our common shares, 5% of our issued and outstanding common stock. Since each of our preferred shares carries the right to vote 500 times per preferred share, this means that Brandon Truaxe controls 6,153,004,000 votes out of a possible 6,177,600,000 votes, which is approximately 99.6% of the total possible votes in a vote by our shareholders concerning the management of our company. Together, Brandon Truaxe and Julio Torres control 6,154,759,000 shareholder votes, which is approximately 99.6% of the possible votes in a vote by our shareholders. Our management is able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control, which may be to the benefit of our management but not in the interest of the shareholders. This beneficial ownership and potential effective control on all matters relating to the business and operations of our company could eliminate the possibility of shareholders changing the management in the event that the shareholders did not agree with the conduct of the officers and directors. Additionally, the shareholders would potentially not be able to obtain the necessary shareholder vote to affect any change in the course of business of our company. This lack of shareholder control could prevent the shareholders from removing from the Board of Directors any directors who are not managing our company with sufficient skill to make it profitable, which could prevent us from becoming profitable.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 filed on September 21, 2004).

3.2	Bylaws (incorporated by reference from our Form SB-2 filed on September 21, 2004).

3.3	Certificate of Change filed with the Secretary of State of Nevada on March 22, 2007 (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2007).

3.4	Certificate of Correction filed with the Secretary of State of State of Nevada on March 19, 2007 (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2007).

Exhibit
Number	Description

3.5	Articles of Merger filed with the Secretary of State of Nevada on May 17, 2007 and which is effective May 24, 2007 (incorporated by reference from our Current Report on Form 8-K filed on May 25, 2007).

3.6	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 22, 2007 (incorporation by reference from our Current Report on form 8-K filed on June 28, 2007).

3.7	Articles of Merger filed and effective with the Secretary of State of Nevada on January 10, 2008 (incorporation by reference from our Current Report on form 8-K filed on January 22, 2008).

(10)	Material Contracts

10.1	Letter Agreement dated April 5, 2007 (incorporated by reference from our Current Report on Form 8-K filed on April 25, 2007).

10.2	Amended and Restated Share Exchange Agreement (incorporated by reference from our Current Report on Form 8-K filed on July 27, 2007).

10.3	Form of Option Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).

10.4	Lease Agreement dated December 8, 2006 (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).

10.5	Employment agreement with Brandon Truaxe (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).

10.6	Employment agreement with Michael Basler (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).

10.7	Loan Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).

10.8	Share Purchase Agreement between Euoko Inc. and CMMG Finance, Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 26, 2007).

10.9	Letter between the Parties to the Amended and Restated Share Purchase Agreement dated November 23, 2007 (incorporated by reference from our Current Report on Form 8-K filed on December 26, 2007).

10.10	Form of Amendment Agreement between our company and Brandon C. Truaxe dated December 19, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 24, 2008).

10.11	Form of Term Loan Agreement between our company, Euoko Inc., Hewitt-Vevey Pharma Sciences Ltd. and CMMG Finance Inc. dated December 22, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 24, 2008).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on April 14, 2004).

(21)	Subsidiaries

21.1	Euoko Inc., a Canada corporation Hewitt-Vevey Pharma Sciences Ltd., a Canada corporation Vita Equity Inc., a Canada corporation

(31)	Section 302 Certification

31.1*	Section 302 Certification of Brandon Truaxe

(32)	Section 906 Certification

32.1*	Section 906 Certification of Brandon Truaxe

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUOKO GROUP, INC.
(Registrant)

Dated: March 20, 2009	/s/ Brandon Truaxe
Brandon Truaxe
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)