Form 10-Q
period 2009-04-30
Euoko Group Inc.
filed 2009-06-22
CIK 1125918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009 or

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
See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act

[   ] YES    [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court.

[   ] YES    [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 35,100,000 common shares issued and outstanding as of June 15, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

EUOKO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2009

EUOKO GROUP, INC. AND SUBSIDIARIES

CONTENTS

PAGE F-2	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2009 (UNAUDITED) AND JULY 31, 2008

PAGE F-3	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009 AND 2008 (UNAUDITED)

PAGE F-4	CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY AT APRIL 30, 2009 (UNAUDITED)

PAGE F-5	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2009 AND 2008 (UNAUDITED)

PAGE F-6 – F-15	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF APRIL 30, 2009 (UNAUDITED)

EUOKO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	April 30,	July 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash	$164,405	$213,238
Accounts receivable, net	140,008	290,591
Sales tax receivable	13,775	11,375
Income tax receivable	-	5,005
Prepaid expenses and deposits	43,785	23,746
Inventories	303,103	269,811
Total current assets	665,076	813,766

Property and equipment, net	60,526	67,304

Total Assets	$725,602	$881,070

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$821,174	$505,832
Deferred revenue
Due to stockholder	80,454	130,786
Total current liabilities	925,114	637,078

Loans payable to related party	4,674,503	4,052,890

Total liabilities	5,599,617	4,689,968

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $.001 par value, 100,000,000 shares authorized,
12,285,000 shares issued and outstanding	12,285	12,285
Common stock, $.001 par value, 130,000,000 shares authorized,
35,100,000 shares issued and outstanding	35,100	35,100
Additional paid-in capital	1,736,584	1,735,091
Accumulated other comprehensive gain (loss)	532,474	(14,542)
Accumulated deficit	(7,190,458)	(5,576,832)
Total stockholders’ deficiency	(4,874,015)	(3,808,898)

Total liabilities and stockholders’ deficiency	$725,602	$881,070

See accompanying notes to condensed consolidated financial statements.

EUOKO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED APRIL 30,
2009 AND 2008 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008

Sales	$327,464	$320,449	$957,895	$673,766

Cost of sales	73,285	127,950	232,426	284,928

Gross profit	254,179	192,499	725,469	388,838

Operating expenses
(including stock-based compensation of
$1,543,500 for the three and nine months ended
April 30, 2008)	670,097	2,860,807	2,217,847	4,142,216

Loss from operations	(415,918)	(2,668,308)	(1,492,378)	(3,753,378)

Reverse merger costs	-	49,812	-	49,812
Interest expense	41,141	25,760	121,248	62,786

Net loss before income tax	(457,059)	(2,743,880)	(1,613,626)	(3,865,976)

Provision for income tax	-	-	-	(965)

Net loss	(457,059)	(2,743,880)	(1,613,626)	(3,866,941)

Other comprehensive income (loss)
Foreign currency translation adjustment	(148,473)	18,781	547,016	(39,389)

Comprehensive loss	$(605,532)	$(2,725,099)	$(1,066,609)	$(3,906,330)

Net loss per share, basic and diluted	$(0.01)	$(0.08)	$(0.05)	$(0.11)

Weighted average shares outstanding, basic and diluted	35,100,000	35,100,000	35,100,000	35,100,000

See accompanying notes to condensed consolidated financial statements.

EUOKO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE NINE MONTHS ENDED APRIL 30, 2009 (UNAUDITED)

	Preferred		Common				Accumulated
	stock	Preferred	stock	Common	Additional		Other
	number of	stock	number of	stock	paid-in	Accumulated	Comprehensive
	shares	amount	shares	amount	capital	deficit	loss	Total

BALANCE, AUGUST 1, 2008	12,285,000	$12,285	35,100,000	$35,100	$1,735,091	$(5,576,832)	$(14,542)	$(3,808,898)

Contributed interest costs	-	-	-	-	1,493	-	-	1,493

Foreign currency translation adjustment			-	-	-	-	547,016	547,016

Net loss			-	-	-	(1,613,626)	-	(1,613,626)

BALANCE, APRIL 30, 2009	12,285,000	$12,285	35,100,000	$35,100	$1,736,584	$(7,190,458)	$532,474	$(4,874,015)

See accompanying notes to consolidated financial statements.

EUOKO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 2009 AND 2008 (UNAUDITED)

	Nine months ended

	April 30,	April 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,613,626)	$(3,866,941)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and Amortization	15,238	20,074
Stock-based compensation	-	1,543,500
Reverse merger costs	-	49,812
Salaries, fees, and interest expense contributed to capital	1,492	25,541
Changes in operating assets and liabilities:
Accounts receivable	102,223	(120,844)
Sales tax receivable	(4,103)	5,760
Income tax receivable	4,179	(7)
Prepaid expenses	(22,419)	(61,887)
Inventories	(78,535)	(2,382)
Accounts payable and accrued liabilities	389,016	255,078
Deferred revenue	24,311	540
Net cash used in operating activities	(1,182,224)	(2,151,756)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and equipment	(18,160)	(13,884)
Net cash used in investing activities	(18,160)	(13,884)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to stockholders	(29,479)	51,286
Proceeds from related party loans	1,213,040	2,094,480
Distributions on reverse merger	-	(47,521)
Net cash provided by financing activities	1,183,561	2,098,245

Effect of exchange rate changes	(32,010)	(3,568)

NET DECREASE IN CASH	(48,833)	(70,963)

CASH, BEGINNING OF PERIOD	213,238	145,941

CASH, END OF PERIOD	$164,405	$74,978

Supplemental cash flow information
Cash paid for income taxes	$-	$1,722

Cash paid for interest	$-	$331

See accompanying notes to consolidated financial statements.

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF APRIL 30, 2009 (UNAUDITED)

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

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three and nine months ended April 30, 2009 and 2008 are unaudited, but in the opinion of management, contain all adjustments, which include normal, recurring adjustments necessary to present fairly the financial position at April 30, 2009 and the results of operations and cash flows for the three and nine months ended April 30, 2009 and 2008. The results of operations for the three and nine months ended April 30, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending July 31, 2009. The July 31, 2008 balance sheet information is derived from the Company’s July 31, 2008 financial statements filed with the Securities and Exchange Commission on November 12, 2008.

The accompanying financial statements are consolidated and include the accounts of the Company and its wholly owned subsidiaries Euoko Inc., Hewitt-Vevey Pharma Sciences Ltd. and Vita Equity Inc. (Canada). Intercompany balances and transactions have been eliminated in consolidation.

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF APRIL 30, 2009 (UNAUDITED)

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company had a net loss of $1,613,626 for the nine months ended April 30, 2009, and as of April 39, 2009 the Company had a stockholders’ deficiency of $4,874,015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan is to attempt to raise additional capital until such time as the Company is able to generate sufficient operating revenue. In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations. The Company’s ability to continue as a going concern is dependent upon the achievement of profitable operations, support from stockholders and investors, and raising of additional debt or equity which cannot be reasonably assured. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern.

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

The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality of the customer and whether the balance is significant. At April 30, 2009 and July 31, 2008 the allowance for uncollectible trade receivables was $4,191 and $0, respectively.

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
STATEMENTS AS OF APRIL 30, 2009 (UNAUDITED)

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
STATEMENTS AS OF APRIL 30, 2009 (UNAUDITED)

the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

Options to purchase 1,500,000 shares of common stock were outstanding as at April 30, 2009 but were not included in the computation of diluted earnings per share for the period because the Company incurred a loss during the period, and the effect would be anti-dilutive.

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

The Company places its cash with high quality financial institutions and does not anticipate incurring any losses related to this credit risk. As of April 30, 2009, cash includes $64,346 denominated in Canadian dollars.

The Company extends credit to customers based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. For the nine months ended April 30, 2009, two customers accounted for 21% and 10%, respectively of sales. There were no other customers that accounted for more than 10% of sales. For the nine months ended April 30, 2008, two customers accounted for 15% and 14% respectively. No other customers accounted for more than 10% of sales. As of April 30, 2009, four customers accounted for 20%, 16%, 16% and 12% respectively of accounts receivable. As of July 31, 2008, five customers accounted for 29%, 13%, 13%, 10% and 10% respectively of accounts receivable.

Recent Accounting Pronouncements

In December 2007, Financial Accounting Standards Board (FASB) Statement 141R, “Business Combinations (revised 2007)” (SFAS 141R”) was issued. SFAS 141R replaces SFAS 141 “Business Combinations”. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred.

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF APRIL 30, 2009 (UNAUDITED)

SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date was January 1, 2009, while the adoption date for the Company is August 1, 2009. Although SFAS 141R may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

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

In April 2008 the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FST 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The effective date was January 1, 2009, while the adoption date for the Company is August 1, 2009. Although FSP 142-3 may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF APRIL 30, 2009 (UNAUDITED)

NOTE 2	INVENTORIES

Inventories consist of the following:

	April 30,	July 31,
	2009	2008
	(unaudited)

Raw materials	$123,818	$120,108
Work in process	20,821	10,512
Finished goods	158,464	139,191
	$303,103	$269,811

NOTE 3	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	April 30,	July 31,
	2009	2008
	(unaudited)

Office equipment	$22,614	$23,494
Computer equipment	36,059	38,645
Laboratory equipment	5,049	5,883
Leasehold improvements	47,869	41,094

	111,591	109,116
Less accumulated depreciation	(51,065)	(41,812)
	$60,526	$67,304

Depreciation expense was $15,238 and $20,074 for the nine months ended April 30, 2009 and April 30, 2008, respectively.

NOTE 4	LOANS PAYABLE TO RELATED PARTY

Loans payable consist of the following loans from CMMG Finance Inc., a party related to a stockholder of the Company:

	April 30,	July 31,
	2009	2008
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
STATEMENTS AS OF APRIL 30, 2009 (UNAUDITED)

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

Loan payable which is secured by a promissory note, bears
interest at 3.95% per annum payable annually. The loan
agreement allows for the Company to borrow up to $5,950,000
CDN ($4,987,290 US), repayable $3,000,000 CDN ($2,514,600
US) on October 23, 2011, $1,150,000 CAD ($963,930 US) on
March 16, 2013 and all remaining balances on expiration of the credit term on December 21, 2013. In addition to interest, the
Company must pay to the lender a royalty fee based on 4.95%
of all net sales revenues of Euoko Group Inc., payable annually, to a maximum of $3,000,000 CDN ($2,514,600 US) per year
and a cumulative maximum amount of $15,000,000 CDN
($12,573,000 US) over the term of the loan agreement.	4,674,503	-

Total long-term debt	$4,674,503	$4,052,890

Amounts recorded for interest expense owing related to the above loans for the nine months ended April 30, 2009 and April 30, 2008 were $121,248 and $62,786 respectively.

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF APRIL 30, 2009 (UNAUDITED)

NOTE 5	STOCK OPTIONS

As at April 30, 2009 options outstanding are as follows:

Weighted
	Number of	Average
	Options	Exercise Price

Balance at August 1, 2008	1,500,000	$1.00
Granted	-	-
Exercised	-	-
Cancelled	-	-

Balance at April 30, 2009	1,500,000	$1.00

As at April 30, 2009, all of the options were exercisable and the intrinsic value of the 1,500,000 vested options was $0.

NOTE 6	INCOME TAXES

Reconciliation of the effective income tax rate to the U.S. and Canadian statutory rates are as follows:

	April 30, 2009		July 31,
			2008
	(unaudited)

Tax expense at the U.S. statutory income tax rate	34%		34%
Foreign rate differential	-		(6%	)
Non-deductible and other items	(1%	)	(13%	)
Valuation allowance	(33%	)	(15%	)
Effective income tax rate	-		-

Significant components of the Company’s deferred income tax assets at April 30, 2009 and July 31, 2008 are as follows:

	April 30, 2009	July 31,
		2008
	(unaudited)

Deferred income tax asset:
Net operating loss carry forward	$1,593,872	$1,215,691
Valuation allowance	(1,593,872)	(1,215,691)
Net deferred income tax asset	$-	$-

Based upon the Company’s history of losses in the U.S. parent company and in the Canadian subsidiary companies, and management’s assessment of when these operations are anticipated to generate taxable

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF APRIL 30, 2009 (UNAUDITED)

income, the Company has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

Net operating loss carry forwards from U.S. operations totaling approximately $286,244 at April 30, 2009 are being carried forward. The net operating loss carry forwards expire at various dates through 2028 for federal purposes.

As of April 30, 2009, Canadian operations had net operating loss carry forwards totaling approximately $4,414,386 expiring at various dates through 2028.

The Company has adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) — an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of April 30, 2009, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of April 30, 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

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

The Company utilized the consulting services of one of its stockholders resulting in fees paid totaling $76,068 and $82,887 for the nine months ended April 30, 2009 and 2008, respectively.

The Company utilized the advertising services of a magazine owned by one of its stockholders resulting in advertising fees paid totaling $31,916 and $89,305 for the nine months ended April 30, 2009 and 2008, respectively.

Due to stockholders are for advances to the Company made by the Company’s current President and CEO, Brandon Truaxe, and the Company’s former President, Dwight Webb. The amounts are

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF APRIL 30, 2009 (UNAUDITED)

unsecured, non-interest bearing, and are due on demand. As of April 30, 2009 and 2008 the amounts due these stockholders was $80,454 and $84,182 respectively.

NOTE 8	SUBSEQUENT EVENTS

Subsequent to April 30, 2009, the Company received additional funds under the terms of its loan agreement with CMMG Finance (controlled by a shareholder) in the amount of $167,640 ($200,000 CDN).

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

Subsequent to April 30, 2009, we received additional funds under the terms of our loan agreement with CMMG Finance (controlled by a shareholder) in the amount of $167,640 ($200,000 CDN).

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

In our current five collections, we offer twenty-six luxury skin treatment products: the R-Series is for enhancing skin radiance, the Y-Series is for targeting lines and wrinkles, the A-Series is for blemish-prone skin, the P-Series is for diverse environmental protection and the W-Series is for correcting pigmentation problems. Highlights of the brand’s products are Intense Lift Concentrate (1 oz/30 ml for US$500), the recently-released Eye Contour Nanolift (0.5 oz/15 ml for US$300), Cellular Energy Radiance Cream (1.7oz. /50ml for US$170) and Blueprint Resculpting Cream (1.7oz. /50ml for US$180). In the next 12 months, we plan to increase marketing, distribution and sales for these five product lines and develop additional products to enhance the existing line.

Our products are currently sold in premium retail channels worldwide including partnerships with such retailers as Saks Fifth Avenue, Bergdorf Goodman, Neiman Marcus, Bliss, Harrods (London), Printemps (France), La Rinascente (Italy) and Lane Crawford (Hong Kong). We have entered into a definitive distribution agreement with Barney’s Inc. and will be sold at all of their U.S.A. department stores as well as the Barney’s retail website commencing in September, 2009. We are also opening brand-owned and managed retail stores starting in Toronto in June, 2009.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending April 30, 2010.

Corporate Offices

We lease our main office at 67 Mowat Avenue, Suite 535, Toronto, Ontario, Canada. This office provides us with 1,914 square feet of space for monthly rent of CDN$4,226.75. This space currently meets all of our needs but we may require additional or different office space over the next twelve months to facilitate any future staffing growth.

Employees

As at April 30, 2009 we employed fourteen (14) full time employees and contractors. We plan to hire additional employees when circumstances warrant.

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

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company for the three and nine months ended April 30, 2009 and 2008 are unaudited, but in the opinion of management, contain all adjustments, which include normal, recurring adjustments necessary to present fairly the financial position at April 30, 2009 and the results of operations and cash flows for the three and nine months ended April 30, 2009 and 2008. The results of operations for the three and nine months ended April 30, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending July 31, 2009. The July 31, 2008 balance sheet information is derived from the Company’s July 31, 2008 financial statements filed with the Securities and Exchange Commission on November 12, 2008.

The accompanying financial statements are consolidated and include the accounts of the Company and its wholly owned subsidiaries Euoko Inc., Hewitt-Vevey Pharma Sciences Ltd. and Vita Equity Inc. (Canada). Intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company had a net loss of $1,613,626 for the nine months ended April 30, 2009, and as of April 30, 2009 the Company had a stockholders’ deficiency of $4,874,015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan is to attempt to raise additional capital until such time as the Company is able to generate sufficient operating revenue. In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations. The Company’s ability to continue as a going concern is dependent upon the achievement of profitable operations, support from stockholders and investors, and raising of additional debt or equity which cannot be reasonably assured. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern.

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

The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality of the customer and whether the balance is significant. At April 30, 2009 and July 31, 2008 the allowance for uncollectible trade receivables was $4,191 and $0, respectively.

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

Options to purchase 1,500,000 shares of common stock were outstanding as at April 30, 2009 but were not included in the computation of diluted earnings per share for the period because the Company incurred a loss during the period, and the effect would be anti-dilutive.

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

The Company places its cash with high quality financial institutions and does not anticipate incurring any losses related to this credit risk. As of April 30, 2009, cash includes $64,346 denominated in Canadian dollars.

The Company extends credit to customers based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. For the nine months ended April 30, 2009, two customers accounted for 21% and 10%, respectively of sales. There were no other customers that accounted for more than 10% of sales. For the nine months ended April 30, 2008, two customers accounted for 15% and 14% respectively. No other customers accounted for more than 10% of sales. As of April 30, 2009, four customers accounted for 20%, 16%, 16% and 12% respectively of accounts receivable. As of July 31, 2008, five customers accounted for 29%, 13%, 13%, 10% and 10% respectively of accounts receivable.

Recently Issued Accounting Standards

In December 2007, Financial Accounting Standards Board (FASB) Statement 141R, “Business Combinations (revised 2007)” (SFAS 141R”) was issued. SFAS 141R replaces SFAS 141 “Business Combinations”. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date was January 1, 2009, while the adoption date for the Company is August 1, 2009. Although SFAS 141R may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

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

In April 2008 the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FST 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The effective date was January 1, 2009, while the adoption date for the Company is August 1, 2009. Although FSP 142-3 may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended April 30, 2009 which are included herein.

Three month Summary ended April 30, 2009 and 2008

	Three Months Ended
	April 30
	2009	2008
Sales	$327,464	$320,449
Cost of Sales	$73,285	$127,950
Operating Expenses	$670,097	$2,860,807
Net Loss	$(457,059)	$(2,743,880)

Sales

Our sales for the three months ended April 30, 2009 were $327,464, compared to our sales for the three months ended April 30, 2008, which were $320,449, representing approximately a 2.19% increase. The increase in sales is due to the introduction of additional products and the addition of new third-party distributors and retailers.

Cost of Sales

Our cost of sales for the three months ended April 30, 2009 was $73,285 (22.38% of product sales), compared to our cost of sales for the three months ended April 30, 2008, which was $127,950 (39.93% of product sales). The decrease in our cost of sales is mainly due to a reduction of outbound shipping costs due to the consolidation of shipments to distributors and retailers in 2009. Cost of sales includes costs related to product manufacturing, brokerage and duties, inbound and outbound shipping and certain promotional activities. We expect that our cost of sales will increase over the next twelve months but will remain constant or increase as a percentage of total sales, mainly due to the additional sampling and literature support related to these sales.

Future cost of sales may be impacted by the inclusion of new brands which may have product cost structures and margins different from those of our existing product lines, the effects of inflation and changing prices from our suppliers and fluctuations in foreign currency rates as certain costs are incurred in foreign currencies.

Total Operating Costs

Our total operating expenses consist of salaries and benefits, consulting fees, professional fees, selling costs, marketing, travel and related, general and administrative, interest and financing charges, and amortization. For the three months ended April 30, 2009, our total operating expenses were $670,097 while they were $2,860,807 for the three months ended April 30, 2008. The decrease in our total operating costs is mainly due to a decrease in Stock-based Compensation from 2008 to 2009 of $1,543,500. In addition, Marketing, Technology Consulting Fees and Selling Expenses also decreased. We expect to continue to increase our business activities and we expect our total operating expenses to increase over the coming twelve months.

Nine month Summary ending April 30, 2009 and 2008

	Nine Months Ended
	April 30
	2009	2008
Sales	$957,895	$673,766
Cost of Sales	$232,426	$284,928
Operating Expenses	$2,217,847	$4,142,216
Net Loss	$(1,613,626)	$(3,866,941)

Sales

Our sales for the nine months ended April 30, 2009 were $957,895, compared to our sales for the nine months ended April 30, 2008, which were $673,766, representing approximately a 42.17% increase. The increase in sales is due to the introduction of additional products and the addition of third-party distributors and retailers.

Cost of Sales

Our cost of sales for the nine months ended April 30, 2009 was $232,426 (24.26% of product sales), compared to our cost of sales for the nine months ended April 30, 2008, which was $284,928 (42.29% of product sales). The decrease in our cost of sales is mainly due to a large, low margin promotional sale from 2008 plus a reduction of outbound shipping costs due to the consolidation of shipments to distributors and retailers in 2009. Cost of sales includes costs related to product manufacturing, brokerage and duties, inbound and outbound shipping and certain promotional activities. We expect that our cost of sales will increase over the next twelve months but will remain constant or increase as a percentage of total sales, mainly due to the additional sampling and literature support related to these sales.

Future cost of sales may be impacted by the inclusion of new brands which may have product cost structures and margins different from those of our existing product lines, the effects of inflation and changing prices from our suppliers and fluctuations in foreign currency rates as certain costs are incurred in foreign currencies.

Total Operating Costs

Our total operating expenses consist of salaries and benefits, consulting fees, professional fees, selling costs, marketing, travel and related, general and administrative, interest and financing charges, and amortization. For the nine months ended April 30, 2009, our total operating expenses were $2,217,847 while they were $4,142,216 for the nine months ended April 30, 2008. The decrease in our total operating costs is mainly due to a decrease in Stock-based Compensation from 2008 to 2009 of $1,543,500. In addition, Marketing, Technology Consulting Fees and Salary and Benefits expense also decreased. We expect to continue to increase our business activities and we expect our total operating expenses to increase over the coming twelve months.

Liquidity and Financial Condition

Working Capital

	At	At
	April 30,	July 31,
	2009	2008
Current assets	$665,076	$813,766
Current liabilities	$925,114	$637,078
Working capital	$(260,038)	$176,688

Cash Flows
	Nine Months Ended
	April 30,	April 30,
	2009	2008
Net Cash Used in Operating Activities	$(1,182,224)	$(2,151,756)
Net Cash Used in Investing Activities	$(18,160)	$(13,884)
Net Cash Proved by Financing Activities	$1,183,561	$2,098,245
Effect of Exchange Rate Changes	$(32,010)	$(3,568)
Net decrease in cash during period	$(48,833)	$(70,963)

We had cash in the amount of $164,405 as of April 30, 2009 as compared to $213,238 as of July 31, 2008. We had a working capital deficiency of ($260,038) as of April 30, 2009 compared to a working capital surplus of $176,688 as of July 31, 2008.

Our principal source of funds has been cash flows from borrowings under term loan agreements. At April 30, 2009, we had loans payable of $4,674,503 compared with $4,052,890 at July 31, 2008.

Future Financings

As at April 30, 2009, we had available funding totaling $5,950,000CDN ($4,987,290 US) under term loan agreements with a related party. As of April 30, 2009 $5,576,835 CDN ($4,674,503 US) of this facility had been utilized. This funding should allow us to meet our current cash requirements over the next three months but we are in negotiations for an additional financing facility. We may have to raise additional monies through private placements of our equity securities and/or debt financing in order that we may fund continuing operational expenses beyond our expected cash requirements.

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

As of April 30, 2009, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related to our Company

The audited financial statements for the year end July 31, 2008, states that there is a substantial doubt that we will be able to continue as a going concern and our independent certified public accountant added an emphasis paragraph to this report.

The accompanying consolidated financial statements contemplates continuation of the Company as a going concern. We had a net loss of $1,613,626 for the nine months ended April 30, 2009, and as of April 30, 2009 we had a stockholders’ deficiency of $4,874,015. These matters raise substantial doubt about our company’s ability to continue as a going concern. Management’s plan is to attempt to raise additional capital until such time as our company is able to generate sufficient operating revenue. In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of our company, which in turn is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations. Our ability to continue as a going concern is dependent upon the achievement of profitable operations, support from stockholders and investors, and raising of additional debt or equity which cannot be reasonably assured. Management believes that its ability to raise additional capital provides the opportunity for our company to continue as a going concern.

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

3.6	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 22, 2007 (incorporation by reference from our Current Report on form 8-K filed on June 28, 2007).

3.7	Articles of Merger filed and effective with the Secretary of State of Nevada on January 10, 2008 (incorporation by reference from our Current Report on form 8-K filed on January 22, 2008).

(10)	Material Contracts

10.1	Letter Agreement dated April 5, 2007 (incorporated by reference from our Current Report on Form 8-K filed on April 25, 2007).

10.2	Amended and Restated Share Exchange Agreement (incorporated by reference from our Current Report on Form 8-K filed on July 27, 2007).

10.3	Form of Option Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).

Exhibit
Number	Description

10.4	Lease Agreement dated December 8, 2006 (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).

10.5	Employment agreement with Brandon Truaxe (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).

10.6	Employment agreement with Michael Basler (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).

10.7	Loan Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).

10.8	Share Purchase Agreement between Euoko Inc. and CMMG Finance, Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 26, 2007).

10.9	Letter between the Parties to the Amended and Restated Share Purchase Agreement dated November 23, 2007 (incorporated by reference from our Current Report on Form 8-K filed on December 26, 2007).

10.10	Form of Amendment Agreement between our company and Brandon C. Truaxe dated December 19, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 24, 2008).

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

EUOKO GROUP, INC.
(Registrant)

Dated: June 22, 2009	/s/ Brandon Truaxe
Brandon Truaxe
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)