Form 10-K
period 2009-07-31
Euoko Group Inc.
filed 2009-11-09
CIK 1125918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

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
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act Yes [   ]    No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K
(§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files). Yes [   ]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

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
Yes [   ]    No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 22, 2009 was
$1,370,460 based on a $0.06 closing price for the Common Stock on October 22, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
35,100,000 as of October 22, 2009

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

On December 22, 2008, we entered into a term loan agreement between our company, Euoko Inc., Hewitt-Vevey Pharma Sciences Ltd. and CMMG Finance Inc. for a loan of up to Cdn$5,950,000. This facility replaced all existing financing arrangements with CMMG and was used to pay existing outstanding amounts to CMMG, as well as to provide growth financing. The credit is available for draw down for a period of 5 years from the effective date in amounts no more than Cdn$250,000 in any one calendar month. Interest on draw down amounts shall accrue at the rate of 3.95% per annum. In addition to interest payable, a royalty fee of 4.95% of all net sales revenue of our company must be paid annually to a maximum of Cdn$3,000,000 per year and a cumulative maximum of Cdn$15,000,000 over the term of the loan agreement.

Subsequent to July 31, 2009, we received additional funds under the terms of our loan agreement with CMMG Finance (controlled by a shareholder) in the amount of $812,088 ($875,000 CDN).

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

Since the date of the share exchange, March 7, 2008, Euoko Inc. is now our wholly-owned, operating subsidiary and we have become engaged in the business of the development, marketing and distribution of luxury skin treatments. The business of Euoko is now our business. We currently have five Euoko product lines on the market: the A-Series, the P-Series, the R-Series, the W-Series and the Y-Series. Over the next 12 months, we plan to decrease marketing and increase distribution and sales for our five product lines and develop new products for introduction into the market.

In our current five product lines, we offer twenty-six luxury skin treatment products: the R-Series is for enhancing skin radiance, the Y-Series is for targeting lines and wrinkles, the A-Series is for blemish-prone skin, the P-Series is for diverse environmental protection and the W-Series is for correcting pigmentation problems. Highlights of the brand’s products are Intense Lift Concentrate (1 oz/30 ml for US$500), the recently-released Eye Contour Nanolift (0.5 oz/15 ml for US$300), Cellular Energy Radiance Cream (1.7oz. /50ml for US$170) and Blueprint Resculpting Cream (1.7oz. /50ml for US$180).

Our products are currently sold in premium retail channels worldwide including partnerships with such retailers as Barneys New York, Saks Fifth Avenue, Bergdorf Goodman, Neiman Marcus, Bliss, Harrods (London), Printemps (France), La Rinascente (Italy) and Lane Crawford (Hong Kong). We opened a brand-owned and managed flagship retail store in Toronto in July, 2009 and will be opening another flagship store in Vancouver in November, 2009.

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

Fractional Neck Lift Concentrate

This multi-faceted treatment offers maximum effort against signs of aging in the neck and décolleté area, including sagginess, surface irregularities, horizontal wrinkles and unbalanced adipose distribution.

With Galacturonic Acids, Cucurbita Pepo Protein Fractions from France, Discovered-on-Mars Iron Rose Crystal from Effusive Magma Rock in Hydrothermal Seams, Pseudoalteromonas Ferment Extract from Spain, Bi-Linked Dipeptides from Switzerland, World-Renowned Matrixyl 3000 from France, Extracts of Terminalia Catappa,

Sambucus Nigra, Castanea Vulgaris and Shiitake, Tripeptide-10 Citrulline, Tetrapeptide-11, Oligosaccharides, wheat and soy proteins from Spain, as well as Pseudoalteromonas Ferment Extract from Spain.

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

Our Hewitt-Vevey Pharma Sciences Product Offering:

Complex31

Complex31 is an anti-aging treatment that stabilizes 23% pure L-Ascorbic Acid with 2 peptides to counteract all aspects of skin-aging. The website, www.complex31.com, offers complete details about this product.

Distribution Methods Of Our Products Or Services

We are now represented in at least fifteen countries. Our current retail partners include Barneys New York, Bergdorf Goodman, Saks Fifth Avenue and Bliss World in the U.S.A., La Rinascente in Italy, Sccube in Singapore and Harrods and Liberty in the U.K. Our current distribution representation includes such countries as Spain, Germany, France, Bulgaria and China. In addition to our distributors and retail partners, we also sell our product line globally via our multi-lingual, multi-currency website at www.euoko.com.

We currently distribute our Hewitt-Vevey products through The Shopping Channel and our website www.complex31.com .

We seek to attract and retain customers by emphasizing the following key factors:

PRODUCTS - We provide consumers with skincare products that contain what we believe to be most suitable, effective ingredients for the issue targeted by each product. Our current portfolio uses more than one hundred and thirty-five (135) active ingredients from around the world in the highest concentrations possible. Additionally, our exclusive marine absorption base uses a shoreline red algae and a pure grade of hyaluronic acid to maximize penetration and absorption of our active ingredients.

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

Marketing

Our marketing and advertising efforts are designed to attract an exclusive class of customers who demand quality and clarity in communication. Our efforts in the past have included prominent advertisements in:

  Town&Country (USA), Town&Country Travel (USA), Town&Country Weddings (USA), Surface (USA, International), New Beauty (USA), Wallpaper (UK, International), Nuvo (Canada), Fashion Quarterly (Canada), AnotherMagazine (UK, International), Vogue Italia (Italy), Beauty in Vogue (Italy), Printemps Magazine (France), Bergdorf Goodman Magazine (USA), Four Seasons Magazine (International), Harrods Magazine (UK), Liberty Magazine (UK), Barneys Magazine (USA) as well as such industry publications as WWD BeautyBiz (USA) and Beauty Report International (Europe). In most cases, our advertising appears in every issue of our committed advertising base as a double-page spread.

  we participate in key fashion and entertainment events in various capacities. Historically, Euoko’s products have been featured in a celebrity goodie bag at the Academy Awards, in celebrity welcome bags at the Bryant Park Hotel during Fashion Week in New York and at other industry events within North America.

  we are in ongoing communication with key editors worldwide, with an aggressive focus in the United States, Canada and the United Kingdom. Wallpaper magazine selected Euoko as one of the top three “facial fixes” of the year in its February 2007 Annual Design Awards issue. W Magazine featured a full-page story on Euoko in the April issue of 2008. More than twenty magazines and one television show have already covered Euoko’s products in exclusive, unpaid editorial content.

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

Hewitt-Vevey products offer pricing that targets a mass consumer market and aims to bring these customers the quality of product, and concentration and breadth of clinical active ingredients currently available to the premium category of consumers.

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

Employees

As at July 31, 2009, we had sixteen (16) full time employees and contractors. We plan to hire additional employees when circumstances warrant.

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

Item 1A.    Risk Factors

Risks Related to our Company

The audited financial statements for the year end July 31, 2009, states that there is a substantial doubt that we will be able to continue as a going concern and our independent certified public accountant added an emphasis paragraph to this report.

The accompanying consolidated financial statements contemplates continuation of the Company as a going concern. We had a net loss of $1,991,053 for the year ended July 31, 2009, and as of July 31, 2009 we had a stockholders’ deficiency of $5,771,662. These matters raise substantial doubt about our company’s ability to continue as a going concern. Management’s plan is to attempt to raise additional capital until such time as our company is able to generate sufficient operating revenue. In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of our company, which in turn is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations. Our ability to continue as a going concern is dependent upon the achievement of profitable operations, support from stockholders and investors, and raising of additional debt or equity which cannot be reasonably assured. Management believes that its ability to raise additional capital provides the opportunity for our company to continue as a going concern.

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

Item 3.     Legal Proceedings

Other than as set out below, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

On or about April 1, 2008, our company and Search Toppers.com, L.L.C. entered into a Master Services Agreement, under which Search Toppers would provide internet marketing services to our company. On January 27, 2009, Search Toppers filed a Complaint against our company in the Superior Court of Arizona, County of Maricopa, alleging claims for breach of contract and unjust enrichment against Euoko, with respect to events alleged to have occurred relating to the Master Services Agreement. We did not feel that the action had any merit or would have any material impact on our operations, and so did not defend the action at the time, and on May 26, 2009, judgments were entered against our company in the lawsuit, for $197,500.00 in damages and $3,999.25 in attorneys’ fees to Search Toppers.

On August 20, 2009, we entered into a settlement agreement and mutual release with Search Toppers.com, L.L.C. in connection with a complaint filed against our company in the Superior Court of Arizona, County of Maricopa, which complaint alleged claims for breach of contract and unjust enrichment against our company, with respect to events alleged to have occurred relating to a master services agreement. Search Toppers.com has accepted a previous payment by our company in the amount of $101,000 as satisfaction of all judgments against our company and has filed with the Superior Court of Arizona, Satisfactions of the Judgments as of August 24, 2009.

Our company has denied and continues to deny the claims alleged in the lawsuit by Search Toppers.

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

Our common shares were originally quoted for trading on the OTCBB on January 30, 2006 under the symbol “VEQI”.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
July 31, 2009	$0.09	$0.055
April 31, 2009	$0.08	$0.055
January 31, 2009	$0.40	$0.20
October 31, 2008	$1.25	$0.40
July 31, 2008	$2.50	$1.25
April 30, 2008	$2.61	$1.01
January 31, 2007	$1.35	$0.60
October 31, 2007	$1.30	$0.65
July 31, 2007	$2.20	$0.76

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

On October 22, 2009, the shareholders' list showed 14 registered shareholders, 35,100,000 common shares and 12,285,000 preferred shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2009 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2009.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2009.

Item 6.     Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended July 31, 2009 and July 31, 2008 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 16 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Cash Requirements

Over the next twelve months we intend to use any funds that we may have available to fund our operations and research and development.

Not accounting for our working capital deficiency of $47,488 as of July 31, 2009, we require additional funds of approximately $2,000,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any research and development costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended July 31, 2009. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. As we had cash in the amount of $89,219 and a working capital deficiency in the amount of $47,488 as of July 31, 2009, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending July 31, 2010.

Research and Development

We estimate that we will spend approximately $10,000 per month on research and development over the twelve months ending July 31, 2010.

Results of Operations for the Years Ended July 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended July 31, 2009 and 2008.

Our operating results for the years ended July 31, 2009 and 2008 are summarized as follows:

	Year Ended
	July 31
	2009	2008
Sales	$1,456,979	$1,145,575
Cost of Sales	357,483	440,814
Operating Expenses	$2,916,427	$5,125,885
Net Loss from Operations	$1,816,931	$4,421,124

Sales

Our sales for the year ended July 31, 2009 were $1,456,979, compared to our sales for the year ended July 31, 2008, which were $1,145,575, representing approximately a 27% increase. The increase in sales is because our brand has become more established in the premium retail channels including the addition of new third-party distributors and the introduction of new products .

We expect sales to continue to grow at a similar rate of increase as we increase and further establish our presence within the premium retail channels and as we add more brand managed stores.

Cost of Sales

Our cost of sales for the year ended July 31, 2009 was $357,483 (25% of product sales), compared to our cost of sales for the year ended July 31, 2008, which was $440,814 (38% of product sales). The decrease in our dollar cost of sales is mainly due to the reduction of outbound shipping costs because of the consolidation of shipments to distributors and retailers in 2009 versus individual shipments to on-line customers in 2008 and a large, low-margin promotional sale in 2008. We expect that our dollar cost of sales will increase over the next twelve months but will remain constant or increase as a percentage of total sales.

Future cost of sales may be impacted by the inclusion of new brands which may have product cost structures and margins different from those of our existing product lines, the effects of inflation and changing prices from our suppliers and fluctuations in foreign currency rates as certain costs are incurred in foreign currencies.

Operating Expenses

For the year ended July 31, 2009, our total operating expenses were $2,916,427 as compared to $5,125,885 for the year ended July 31, 2008. The decrease in operating expenses is primarily due to a decrease in stock-based compensation of $1.5 million and marketing expenses of $0.6 million.

We expect to continue to increase our business activities, hire new employees and/or contractors and we expect our total operating expenses, excluding stock-based compensation, to continue to rise over the coming twelve months. We expect these future increases in our total operating expenses to decrease as a percentage of total revenue.

Liquidity and Financial Condition

Working Capital
	At July 31,	At July 31,
	2009	2008

Current Assets	$785,192	$813,766
Current Liabilities	$832,680	$637,078
Working Capital	$(47,488)	$176,688

Cash Flows
	At July 31,	At July 31,
	2009	2008

Net Cash (Used in) Operating Activities	$(1,812,070)	$(2,946,854)
Net Cash Provided by (Used In) Investing Activities	$(47,137)	$(16,054)
Net Cash Provided by Financing Activities	$1,544,975	$3,039,709
Effect of Exchange Rate Changes	$190,213	$(9,504)
Increase In Cash During The Period	$(124,019)	$67,297

We had cash and cash equivalents in the amount of $89,219 as of July 31, 2009 as compared to $213,238 as of July 31, 2008. We had a working capital deficit of $47,488 as of July 31, 2009 compared to working capital surplus of $176,688 as of July 31, 2008.

Our principal source of funds has been cash flows from borrowings under term loan agreements. At July 31, 2009, we had loans payable of $5,812,128 compared with $4,052,890 at July 31, 2008.

Future Financings

As at July 31, 2009, we had exceeded our available funding by $312,395 CDN ($289,933 US) under a term loan agreement with a related party. As of October 22, 2009 additional borrowings of $875,000 CDN ($812,088 US) had been issued. The lender has allowed the excess of borrowings above the loan agreement to take place under the same conditions as the existing loan agreement while a new loan agreement is being negotiated. The funding the current lender is making available to us will allow us to meet our current cash requirements over the next three months. We may have to raise additional monies through private placements of our equity securities and/or debt financing in order that we may fund continuing operational expenses beyond our expected cash requirements.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due, in their report on our audited financial statements for the year ended July 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

Revenue Recognition

Our company recognizes revenue when there is persuasive evidence that an arrangement exists, delivery of the product has occurred and title has passed, the selling price is both fixed and determinable, and collectability is reasonably assured, all of which generally occurs upon shipment of our product.

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

Our company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality of the customer and whether the balance is significant. At July 31, 2009 and July 31, 2008 the allowance for uncollectible trade receivables was $4,641 and $0, respectively.

Stock-based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We adopted SFAS No. 123R, “Accounting for Stock-Based Compensation” effective January 1, 2006, and are using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. We account for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereby the fair value of the stock compensation is based on the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instrument is complete.

We recognize compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. In addition, commencing January 1, 2006, we recognized the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R based on the fair value previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.

We estimate the fair value of stock options pursuant to SFAS No. 123R using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of options that have no vesting restrictions and are fully transferable. This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock and the expected life of stock options. Projected data related to the expected volatility of stock options is based on the average volatility of the trading prices of comparable companies and the expected life of stock options is based upon the average term and vesting schedules of the options. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore the existing valuation models do not provide a precise measure of the fair value of our employee stock options.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on our company’s financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on our company’s financial statements.

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

Our company does not believe that the adoption of the above recent pronouncements will have a material effect on our company’s consolidated results of operations, financial position, or cash flows.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.     Financial Statements and Supplementary Data

EUOKO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

EUOKO GROUP, INC. AND SUBSIDIARIES

CONTENTS

PAGE	F2	REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

PAGE	F3	CONSOLIDATED BALANCE SHEETS AS OF JULY 31, 2009 AND JULY 31, 2008

PAGE	F4	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED JULY 31, 2009 AND 2008

PAGE	F5	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY FOR THE YEARS ENDED JULY 31, 2009 AND 2008

PAGE	F6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 2009 AND 2008

PAGE	F7-F16	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JULY 31, 2009

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Euoko Group Inc. and Subsidiaries

We have audited the consolidated balance sheets of Euoko Group Inc. (the “Company”) and Subsidiaries as of July 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Euoko Group Inc and Subsidiaries as of July 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had recurring losses from operations and had a stockholders’ deficiency as of July 31, 2009. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg and Company, P.A

October 20, 2009
Los Angeles, California

F2

EUOKO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 2009 AND JULY 31, 2008

ASSETS
	July 31,	July 31,
	2009	2008

CURRENT ASSETS
Cash	$89,219	$213,238
Accounts receivable, net of allowance of $4,641 and $0	264,580	290,591
Sales tax receivable	32,660	11,375
Income tax receivable	-	5,005
Prepaid expenses and deposits	26,948	23,746
Inventories	371,785	269,811
Total current assets	785,192	813,766

Property and equipment, net	87,954	67,304

Total Assets	$873,146	$881,070

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$679,706	$505,832
Settlement payable	101,000	-
Deferred revenue	1,352	460
Due to stockholder	50,622	130,786
Total current liabilities	832,680	637,078

Loans payable to related party	5,812,128	4,052,890

Total liabilities	6,644,808	4,689,968

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $.001 par value, 100,000,000 shares authorized,
12,285,000 shares issued and outstanding	12,285	12,285
Common stock, $.001 par value, 130,000,000 shares authorized, 35,100,000 shares
issued and outstanding	35,100	35,100
Additional paid-in capital	1,736,606	1,735,091
Accumulated other comprehensive gain (loss)	12,232	(14,542)
Accumulated deficit	(7,567,885)	(5,576,832)
Total stockholders’ deficiency	(5,771,662)	(3,808,898)

Total liabilities and stockholders’ deficiency	$873,146	$881,070

F3

EUOKO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

	Years Ended
	July 31, 2009	July 31, 2008

Sales	$1,456,979	$1,145,575

Cost of sales	357,483	440,814

Gross profit	1,099,496	704,761

Operating expenses
(including stock-based compensation of
$1,543,500 for the year ended
July 31, 2008)	2,916,427	5,125,885

Loss from operations	(1,816,931)	(4,421,124)

Reverse merger costs	-	194,812

Interest expense	174,122	96,177

Net loss before income tax	(1,991,053)	(4,712,113)

Provision for income tax	-	(965)

Net loss	(1,991,053)	(4,713,078)

Other comprehensive income
Foreign currency translation adjustment	26,774	20,072

Comprehensive loss	$(1,964,279)	$(4,693,006)

Net loss per share, basic and diluted	$(0.06)	$(0.13)

Weighted average shares outstanding, basic and diluted	35,100,000	35,100,000

F4

EUOKO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

	Preferred		Common				Accumulated
	stock	Preferred	stock	Common	Additional		Other
	number	stock	number	stock	paid-in	Accumulated	Comprehensive
	of shares	amount	of shares	amount	capital	deficit	loss	Total

BALANCE, AUGUST 1, 2007	-	$-	35,100,000	$35,100	$176,577	$(863,754)	$(34,614)	$(686,691)

Effect of reverse merger transaction	12,285,000	12,285	-	-	(12,285)	-	-	-

Stock-based compensation expense	-	-	-	-	1,543,500	-	-	1,543,500

Contributed salary, consulting and interest costs	-	-	-	-	27,299	-	-	27,299

Foreign currency translation adjustment	-	-	-	-	-	-	20,072	20,072

Net loss	-	-	-	-	-	(4,713,078)	-	(4,713,078)

BALANCE, JULY 31, 2008	12,285,000	12,285	35,100,000	35,100	1,735,091	(5,576,832)	(14,542)	(3,808,898)

Contributed interest costs	-	-	-	-	1,515	-	-	1,515

Foreign currency translation adjustment			-	-	-	-	26,774	26,774

Net loss			-	-	-	(1,991,053)	-	(1,991,053)

BALANCE, JULY 31, 2009	12,285,000	$12,285	35,100,000	$35,100	$1,736,606	$(7,567,885)	$12,232	$(5,771,662)

F5

EUOKO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

	July 31,	July 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,991,053)	$(4,713,078)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and Amortization	24,249	27,831
Stock-based compensation	-	1,543,500
Reverse merger costs	-	194,812
Goodwill impairment loss	-	61,731
Salaries, fees, and interest expense contributed to capital	1,515	27,298
Changes in operating assets and liabilities:
Accounts receivable	(1,974)	(295,405)
Sales tax receivable	(20,659)	44,518
Income tax receivable	4,179	12,344
Prepaid expenses	(2,337)	1,698
Inventories	(112,939)	27,669
Accounts payable and accrued liabilities	286,085	119,222
Deferred revenue	864	1,006
Net cash used in operating activities	(1,812,070)	(2,946,854)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and equipment	(47,137)	(16,054)
Net cash used in investing activities	(47,137)	(16,054)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to stockholders	(64,278)	99,640
Proceeds from related party loans	1,609,253	2,987,590
Distributions on reverse merger	-	(47,521)
Net cash provided by financing activities	1,544,975	3,039,709

Effect of exchange rate changes	190,213	(9,504)

NET INCREASE (DECREASE) IN CASH	(124,019)	67,297

CASH, BEGINNING OF PERIOD	213,238	145,941

CASH, END OF PERIOD	$89,219	$213,238

Supplemental cash flow information
Cash paid for income taxes	$-	$1,722

Cash paid for interest	$-	$331

F6

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

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

Basis of Presentation

The accompanying consolidated financial statements of the Company for years ended July 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries Euoko Inc., Hewitt-Vevey Pharma Sciences Ltd. and Vita Equity Inc. (Canada). Intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company had a net loss of $1,991,053 for the year ended July 31, 2009, and as of July 31, 2009 the Company had a stockholders’ deficiency of $5,771,662. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan is to attempt to raise additional capital or debt financing until such time as the Company is able to generate sufficient operating revenue. In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations. The Company’s ability to continue as a going concern is dependent upon the achievement of profitable operations, support from stockholders and investors, and raising of additional debt or equity which cannot be reasonably assured. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern.

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

F7

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

Accounts Receivable

Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality of the customer and whether the balance is significant. At July 31, 2009 and July 31, 2008 the allowance for uncollectible trade receivables was $4,641 and $0, respectively.

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

F8

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

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

Options to purchase 1,500,000 shares of common stock were outstanding as at July 31, 2009 and 2008 but were not included in the computation of diluted earnings per share for the period because the Company incurred a loss during the period, and the effect would be anti-dilutive.

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

F9

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

The Company places its cash with high quality financial institutions and does not anticipate incurring any losses related to this credit risk. As of July 31, 2009, cash includes $22,461 denominated in Canadian dollars.

The Company extends credit to customers based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

For the year ended July 31, 2009, one customer accounted for 17% of sales. There were no other customers that accounted for more than 10% of sales. For the year ended July 31, 2008, two customers accounted for 15% and 14% respectively. No other customers accounted for more than 10% of sales. As of July 31, 2009, three customers accounted for 41%, 15%, and 15% respectively of accounts receivable. As of July 31, 2008, five customers accounted for 29%, 13%, 13%, 10% and 10% respectively of accounts receivable.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

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

F10

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

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

NOTE 2	INVENTORIES

Inventories consist of the following:

	July 31,	July 31,
	2009	2008

Raw materials	$93,430	$120,108
Work in process	105,123	10,512
Finished goods	173,232	139,191
	$371,785	$269,811

NOTE 3	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	July 31,	July 31,
	2009	2008

Office equipment	$25,040	$23,494
Computer equipment	39,927	38,645
Laboratory equipment	5,590	5,883
Leasehold improvements	83,415	41,094

	153,972	109,116
Less accumulated depreciation	(66,018)	(41,812)
	$87,954	$67,304

Depreciation expense was $24,249 and $27,831 for the years ended July 31, 2009 and July 31, 2008, respectively.

NOTE 4	LOANS PAYABLE TO RELATED PARTY

Loans payable consist of the following loans from CMMG Finance Inc., a party related to a stockholder of the Company:

At July 31, 2008, the Company had an outstanding Loan payable of $2,929,800 to CMMG which was secured by a promissory note, bore interest at 3.95% per annum payable at maturity, and was due on October 23, 2011. The loan agreement allowed for the Company to borrow up to $3,000,000 CDN ($2,784,300 US). In addition to interest, the Company was to pay to the lender an introduction fee based on 2.35% of all gross revenues of Euoko Inc. (Canada), payable annually, to a maximum amount of $5,000,000 CDN ($4,640,000 US). The introduction fee was deferred by the lender to an effective start

F11

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

date of February 1, 2008. The company borrowed $2,784,351 and accrued $194,589 of interest against this loan through December 22, 2008 at which time the combined amount of $2,978,940 was converted into a new facility with CMMG. (see below).

On April 14, 2008, the Company entered into an amended loan agreement to increase the credit facility above from $3 million CDN to $4.5 million CDN, increase the interest rate from 3.95% to 11% per annum on all sums drawn after the amendment. The Company borrowed $835,290 and accrued $16,185 of interest against this loan through December 22, 2008 at which time the combined amount of $851,475 was converted into a new facility with CMMG. (see below).

At July 31, 2008, the Company had an outstanding Loan payable of $1,123,090 which was secured by a promissory note, bore interest at 1.25% per annum payable at maturity, due October 23, 2011. The loan agreement allowed for the Company to borrow up to $1,150,000 CDN ($1,067,315 US). The Company recorded additional interest expense of $905 for the three months ended October 31, 2008 for the difference between the fair value rate and the note rate and treated such costs as additional paid-in capital. In addition to interest, the Company must pay to the lender a royalty fee based on 8.75% of all gross revenues of Hewitt-Vevey Pharma Sciences Ltd, payable annually. The Company borrowed $1,067,264 and accrued $7,614 of interest against this loan through December 22, 2008 at which time the combined amount of $1,074,878 was converted into a new facility with CMMG. (see below)

On December 22, 2008, the Company and CMMG agreed to convert the above loans due in an aggregate amount of $4,686,905 plus accrued interest of $218,388 into a new loan which is secured by a promissory note, bears interest at 3.95% per annum payable annually. The loan agreement allows for the Company to borrow up to $5,950,000 CDN ($5,552,195 US). The loan is repayable $3,000,000 CDN ($2,784,300 US) on October 23, 2011, $1,150,000 CDN ($1,067,315 US) on March 16, 2013 and all remaining balances on expiration of the credit term on December 21, 2013. In addition to interest, the Company must pay to the lender a royalty fee based on 4.95% of all net sales revenues of Euoko Group Inc., payable annually, to a maximum of $3,000,000 CDN ($2,784,300 US) per year and a cumulative maximum amount of $15,000,000 CDN ($13,921,500 US) over the term of the loan agreement. During 2009, the Company made additional borrowing of $906,835 under the loan. As of July 31, 2009 the aggregate amounts due under this note payable were $5,812,128.

As at July 31, 2009, we had exceeded our available funding by $312,395 CDN ($289,933 US) under a term loan agreement with a related party. As of October 22, 2009 additional borrowings of $875,000 CDN ($812,088 US) had been issued. The lender has allowed the excess of borrowings above the loan agreement to take place under the same conditions as the existing loan agreement while a new loan agreement is being negotiated. The funding the current lender is making available to us will allow us to meet our current cash requirements over the next three months. We may have to raise additional monies through private placements of our equity securities and/or debt financing in order that we may fund continuing operational expenses beyond our expected cash requirements.

Amounts recorded for interest expense owing related to the above loans for the year ended July 31, 2009 and July 31, 2008 were $174,122 and $88,980 respectively. Amounts recorded for royalty / introduction fees related to the above loans for the year ended July 31, 2009 and July 31, 2009 were $72,760 and $26,974 respectively.

F12

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

Future payments under loan to a related party are as follows:

Years ending	Amount
July 31,

2010	$-
2011	-
2012	2,784,300
2013	1,067,315
Thereafter	1,960,513

Total	$5,812,128

NOTE 5	STOCK OPTIONS

As at July 31, 2009 options outstanding are as follows:

Weighted
	Number of	Average
	Options	Exercise Price

Balance at August 1, 2007	1,500,000	$1.00
Granted	-	-
Exercised	-	-
Cancelled	-	-

Balance at July 31 2008	1,500,000	$1.00
Granted	-	-
Exercised	-	-
Cancelled	-	-

Balance at July 31, 2009	1,500,000	$1.00

As at July 31, 2009, all of the options were exercisable and the intrinsic value of the 1,500,000 vested options was $0.

F13

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

NOTE 6	INCOME TAXES

Reconciliation of the effective income tax rate to the U.S. and Canadian statutory rates are as follows:

	July 31, 2009		July 31, 2008

Tax expense at the U.S. statutory income tax rate	34%		34%
Foreign rate differential	-		(6%	)
Non-deductible and other items	(1%	)	(13%	)
Valuation allowance	(33%	)	(15%	)
Effective income tax rate	-		-

Significant components of the Company’s deferred income tax assets at July 31, 2009 and July 31, 2008 are as follows:

	July 31, 2009	July 31, 2008

Deferred income tax asset:
Net operating loss carry forward	$1,727,009	$1,215,691
Valuation allowance	(1,727,009)	(1,215,691)
Net deferred income tax asset	$-	$-

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

Net operating loss carry forwards from U.S. operations totaling approximately $374,930 at July 31, 2009 are being carried forward. The net operating loss carry forwards expire at various dates through 2028 for federal purposes.

As of July 31, 2009, Canadian operations had net operating loss carry forwards totaling approximately $4,717,992 expiring at various dates through 2028.

The Company has adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) — an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of July 31, 2009, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of July 31, 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

F14

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

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

The Company utilized the consulting services of one of its stockholders resulting in fees paid totaling $104,314 and $114,567 for the years ended July 31, 2009 and 2008, respectively.

The Company utilized the advertising services of a magazine owned by one of its stockholders resulting in advertising fees paid totaling $31,916 and $118,955 for the years ended July 31, 2009 and 2008, respectively.

Due to stockholders are for advances to the Company made by the Company’s current President and CEO, Brandon Truaxe, and the Company’s former President, Dwight Webb. The amounts are unsecured, non-interest bearing, and are due on demand. As of July 31, 2009 and 2008 the amounts due these stockholders was $50,622 and $130,786 respectively.

NOTE 8	SEARCH TOPPERS.COM L.L.C. SETTLEMENT AGREEMENT

On or about April 1, 2008, our company and Search Toppers.com, L.L.C. entered into a Master Services Agreement, under which Search Toppers would provide internet marketing services to our company. On January 27, 2009, Search Toppers filed a Complaint against our company in the Superior Court of Arizona, County of Maricopa, alleging claims for breach of contract and unjust enrichment against Euoko, with respect to events alleged to have occurred relating to the Master Services Agreement. We did not feel that the action had any merit or would have any material impact on our operations, and so did not defend the action at the time, and on May 26, 2009, judgments were entered against our company in the lawsuit, for $197,500.00 in damages and $3,999.25 in attorneys’ fees to Search Toppers.

On August 20, 2009, we entered into a settlement agreement and mutual release with Search Toppers.com, L.L.C. in connection with a complaint filed against our company in the Superior Court of Arizona, County of Maricopa, which complaint alleged claims for breach of contract and unjust enrichment against our company, with respect to events alleged to have occurred relating to a master services agreement. Search Toppers.com has accepted a previous payment by our company in the amount of $101,000 as satisfaction of all judgments against our company and has filed with the Superior Court of Arizona, Satisfactions of the Judgments as of August 24, 2009.

F15

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

NOTE 9	SUBSEQUENT EVENTS

We evaluated events occurring between the end of our fiscal year, July 31, 2009 and November 4, 2009 when the financial statements were issued.

Subsequent to July 31, 2009, the Company received additional funds under the terms of its loan agreement with CMMG Finance (controlled by a shareholder) in the amount of $812,088 ($875,000 CDN).

F16

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

Item 9A(T).        Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our President also our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Management, including our President also our principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures, as of July 31, 2009, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended are effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

Our management, including our Chief Executive Officer also our principal accounting officer, does not expect that our disclosure controls, and procedures or internal controls will prevent all possible error and fraud. Our disclosure controls and procedures are, however, designed to provide reasonable assurance of achieving their objectives, and our President have concluded that our financial controls and procedures are effective at that reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2009, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended July 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Brandon Truaxe	President, Chief Executive Officer and Director	31	July 13, 2003(1)
Julio Torres	Vice President, Chief Innovations Officer and Director	35	October 19, 2005(1)

(1)	Became an officer of Euoko Group Inc. on March 7, 2008, the date of our acquisition of Euoko Inc., and became a director of Euoko Group Inc. on April 14, 2008.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended July 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2009 and 2008; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2009 and 2008, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brandon Truaxe, President & CEO(1)	2009 2008 2007	109,455 99,295 Nil	Nil Nil Nil	Nil Nil Nil	Nil 205,800 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	109,455 305,095 Nil
Michael Basler, Former CFO, Secretary and Treasurer (2)	2009 2008 2007	52,527 109,225 8,056	Nil 24,824 Nil	Nil Nil Nil	Nil 334,425 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	52,527 468,474 8,056
Julio Torres, Vice President and Chief Innovations Officer (3)	2009 2008 2007	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil 205,800 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil 205,800 Nil
Mauro Baessato(4) Former officer	2009 2008 2007	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A 51,450 Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A 51,450 Nil
Dwight Webb, Former officer and director (5)	2009 2008 2007	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil

(1)	Brandon Truaxe became an Officer and Director of Euoko Inc. on July 13, 2003 and an officer of Euoko Group Inc. on March 7, 2008.

(2)	Michael Basler became an Officer and Director of Euoko Inc. on July 27, 2007 and an officer of Euoko Group Inc. on March 7, 2008. Mr. Basler resigned on October 22, 2008.

(3)	Julio Torres became an Officer and Director of Euoko Inc. on October 19, 2005 and an officer of Euoko Group Inc. on March 7, 2008.

(4)	Mauro Baessato became an Officer and Director on August 1, 2000 and resigned from the position of Director on April 13, 2003. Mauro Baessato resigned as an officer of our company on March 7, 2008.

(5)	Dwight Webb became an Officer and Director on August 1, 2000 and resigned as an officer on March 7, 2008 and as a director on April 14, 2008.

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

Stock Options/SAR Grants

During our fiscal year ended July 31, 2009 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that have not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Brandon Truaxe, President & CEO	200,000	Nil	Nil	1.00	March 7, 2013	Nil	Nil	Nil	Nil
Julio Torres, Vice President and Chief Innovations Officer	200,000	Nil	Nil	1.00	March 7, 2013	Nil	Nil	Nil	Nil

Option Exercises

During our Fiscal year ended July 31, 2009 there were no options exercised by our named officers.

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

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 22, 2009, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)(2)
Brandon Truaxe President and Chief Executive Officer Yorkville, Ontario	Preferred	12,285,000	100%
	Common	10,704,000(3)	30.50%
Julio Torres Vice President and Chief Innovations Officer Toronto, Ontario	Common	1,955,000(4)	5.57%
Directors and Officers as a group	Preferred	12,285,000	100%
	Common	12,659,000(5)	36.06%
Wotton Finance Ltd. Trident Chambers PO Box 146 Roadtown, Tortola	Common	2,500,000	7%

(1)

Based on 35,100,000 shares of common stock issued and outstanding as of October 22, 2009. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

Item 14.   Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2009 and for fiscal year ended July 31, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2009 $	July 31, 2008 $
Audit Fees	54,654	28,187
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	54,654	28,187

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 filed on September 21, 2004).

3.2	Bylaws (incorporated by reference from our Form SB-2 filed on September 21, 2004).

3.3	Certificate of Change filed with the Secretary of State of Nevada on March 22, 2007 (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2007).

3.4	Certificate of Correction filed with the Secretary of State of State of Nevada on March 19, 2007 (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2007)

3.5	Articles of Merger filed with the Secretary of State of Nevada on May 17, 2007 and which is effective May 24, 2007 (incorporated by reference from our Current Report on Form 8-K filed on May 25, 2007)

3.6	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 22, 2007 (incorporation by reference from our Current Report on form 8-K filed on June 28, 2007)

3.7	Articles of Merger filed and effective with the Secretary of State of Nevada on January 10, 2008 (incorporation by reference from our Current Report on form 8-K filed on January 22, 2008).

Exhibit
Number	Description

(10)	Material Contracts

10.1	Letter Agreement dated April 5, 2007 (incorporated by reference from our Current Report on Form 8-K filed on April 25, 2007).

10.2	Amended and Restated Share Exchange Agreement (incorporated by reference from our Current Report on Form 8-K filed on July 27, 2007)

10.3	Form of Option Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008)

10.4	Lease Agreement

10.5	Employment agreement with Brandon Truaxe (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008)

10.6	Employment agreement with Michael Basler (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008)

10.7	Loan Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008)

10.8	Share Purchase Agreement between Euoko Inc. and CMMG Finance, Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 26, 2007).

10.9	Letter between the Parties to the Amended and Restated Share Purchase Agreement dated November 23, 2007 (incorporated by reference from our Current Report on Form 8-K filed on December 26, 2007).

10.10	Form of Amendment Agreement between our company and Brandon C. Truaxe dated December 19, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 23, 2008).

10.11

Form of Term Loan Agreement between our company, Euoko Inc., Hewitt-Vevey Pharma Sciences Ltd. and CMMG Finance Inc. dated December 22, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 23, 2008).

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

EUOKO GROUP, INC.
(Registrant)

Dated: November 6, 2009	/s/ Brandon Truaxe
Brandon Truaxe
President, Chief Executive Officer and director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 6, 2009	/s/ Brandon Truaxe
Brandon Truaxe
President, Chief Executive Officer and director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Dated: November 6, 2009	/s/ Julio Torres
Julio Torres
Director