Form 10-Q
period 2009-10-31
Euoko Group Inc.
filed 2009-12-21
CIK 1125918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________________ to _______________________

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
[   ] YES    [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 35,100,000 common shares issued and outstanding as of December 3, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

EUOKO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2009

EUOKO GROUP, INC. AND SUBSIDIARIES

CONTENTS

PAGE F2	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2009 (UNAUDITED) AND JULY 31, 2008

PAGE F3	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 AND 2008 (UNAUDITED)

PAGE F4	CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY AT OCTOBER 31, 2009 (UNAUDITED)

PAGE F5	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 AND 2008 (UNAUDITED)

PAGE F6-F13	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF OCTOBER 31, 2009 (UNAUDITED)

EUOKO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	October 31,	July 31,
	2009	2009
	(Unaudited)
CURRENT ASSETS

Cash	$339,341	$89,219
Accounts receivable, net of allowance of $11,092 and $4,110	282,897	264,580
Inventories	419,387	371,785
Sales tax receivable	12,463	32,660
Prepaid expenses and deposits	22,762	26,948
Total current assets	1,076,850	785,192

Property and equipment, net	82,128	87,954
Deposits	55,458

Total Assets	$1,214,436	$873,146

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$874,225	$679,706
Settlement payable	-	101,000
Deferred revenue	46,154	1,352
Due to stockholder	38,950	50,622
Total current liabilities	959,329	832,680

Loans payable to related party	6,597,094	5,812,128

Total liabilities	7,556,423	6,644,808

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $.001 par value, 100,000,000 shares authorized,
12,285,000 shares issued and outstanding	12,285	12,285
Common stock, $.001 par value, 130,000,000 shares authorized, 35,100,000 shares
issued and outstanding	35,100	35,100
Additional paid-in capital	1,736,616	1,736,606
Accumulated other comprehensive gain (loss)	37,822	12,232
Accumulated deficit	(8,163,810)	(7,567,885)
Total stockholders’ deficiency	(6,341,987)	(5,771,662)

Total liabilities and stockholders’ deficiency	$1,214,436	$873,146

See accompanying notes to condensed consolidated financial statements.

F2

EUOKO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 AND 2008 (UNAUDITED)

	Three Months Ended
	October 31,	October 31,
	2009	2008

Sales	$395,697	$340,422

Cost of sales	95,995	88,011

Gross profit	299,702	252,411

Operating expenses	833,302	854,428

Loss from operations	(533,600)	(602,017)

Interest expense	62,325	37,590

Net loss	(595,925)	(639,607)

Other comprehensive income
Foreign currency translation adjustment	25,590	651,215

Comprehensive income (loss)	$(570,335)	$11,608

Net loss per share, basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding, basic and diluted	35,100,000	35,100,000

See accompanying notes to condensed consolidated financial statements.

F3

EUOKO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 (UNAUDITED)

	Preferred		Common				Accumulated
	stock	Preferred	stock	Common	Additional		Other
	number of	stock	number of	stock	paid-in	Accumulated	Comprehensive
	shares	amount	shares	amount	capital	deficit	income	Total

BALANCE, AUGUST 1, 2009	12,285,000	$12,285	35,100,000	$35,100	$1,736,606	$(7,567,885)	$12,232	$(5,771,662)

Contributed interest costs	-	-	-	-	10	-	-	10

Foreign currency translation adjustment			-	-	-	-	25,590	25,590

Net loss			-	-	-	(595,925)	-	(595,925)

BALANCE, OCTOBER 31, 2009	12,285,000	$12,285	35,100,000	$35,100	$1,736,616	$(8,163,810)	$37,822	$(6,341,987)

See accompanying notes to condensed consolidated financial statements.

F4

EUOKO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 AND 2008 (UNAUDITED)

	Three months ended
	October 31,	October 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(595,925)	$(639,607)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	6,558	5,274
Salaries, fees, and interest expense contributed to capital	10	1,387
Changes in operating assets and liabilities:
Accounts receivable	(19,512)	(30,199)
Sales tax receivable	20,418	(2,815)
Income tax receivable	-	-
Prepaid expenses	3,776	(7,912)
Inventories	(49,412)	(86,048)
Accounts payable and accrued liabilities	95,609	199,801
Deferred revenue	45,072	19,233
Net cash used in operating activities	(493,406)	(540,886)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and equipment	(1,048)	(4,908)
Deposit for leasehold improvements	(55,458)	-
Net cash used in investing activities	(1,048)	(4,908)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to stockholders	(11,605)	30,902
Proceeds from related party loans	814,369	542,249
Net cash provided by financing activities	802,764	573,151

Effect of exchange rate changes	(2,730)	(32,570)

NET INCREASE (DECREASE) IN CASH	250,122	(5,213)

CASH, BEGINNING OF PERIOD	89,219	213,238

CASH, END OF PERIOD	$339,341	$208,025

Supplemental cash flow information
Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

F5

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2009 (UNAUDITED)

NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Euoko Group, Inc. (formerly Vita Equity, Inc., the “Company”) was incorporated in the state of Nevada on July 25, 2000. On January 10, 2008, the Company changed its name to “Euoko Group, Inc.” and its year end to July 31.

On March 7, 2008, the Company acquired all of the outstanding shares of Euoko Inc. (Canada), a private Canadian company and as a result Euoko Inc. (Canada) became a wholly owned subsidiary of the Company. The acquisition was accounted for as a reverse merger (recapitalization) with Euoko Inc. (Canada) deemed to be the accounting acquirer and the Company the legal acquirer.

Basis of Presentation

The accompanying interim financial statements for the three months ended October 31, 2009 and 2008 are unaudited, but in the opinion of management, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at October 31, 2009 and the results of operations and cash flows for the three months ended October 31, 2009 and 2008. The results of operations for the three months ended October 31, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending July 31, 2010. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2009 filed with the Securities and Exchange Commission.

The accompanying financial statements are consolidated and include the accounts of the Company and its wholly owned subsidiaries Euoko Inc., Hewitt-Vevey Pharma Sciences Ltd. and Vita Equity Inc. (Canada). Intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company had a net loss of $595,925 for the three months ended October 31, 2009, and as of October 31, 2009 the Company had a stockholders’ deficiency of $6,341,987. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan is to attempt to raise additional capital or debt financing until such time as the Company is able to generate sufficient operating revenue. In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations. The Company’s ability to continue as a going concern is dependent upon the achievement of profitable operations, support from stockholders and investors, and raising of additional debt or equity which cannot be reasonably assured. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern.

F6

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2009 (UNAUDITED)

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

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, inventories, prepaid expenses, accounts payable and accrued liabilities, deferred revenue and due to stockholder approximate their respective fair values due to the short-term nature of these items.

Stock-based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and financing costs. The Company adopted Statement of Financial Accounting Standards (FASB) guidelines effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FASB guidelines for all share-based payments granted after the effective date and (b) based on the requirements of FASB guidelines for all awards granted to employees prior to the effective date of FASB guidelines that remained unvested on the effective date.

The company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB under which the value of the stock compensation is based upon the measurement date as determined by either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

Earnings (Loss) per Common Share

The Financial Accounting Standards Board requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

Options to purchase 1,500,000 shares of common stock were outstanding as at October 31, 2009 and 2008 but were not included in the computation of diluted earnings per share for the period because the Company incurred a loss during the period, and the effect would be anti-dilutive.

F7

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2009 (UNAUDITED)

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

The Company places its cash with high quality financial institutions and does not anticipate incurring any losses related to this credit risk. As of October 31, 2009, cash includes $231,438 denominated in Canadian dollars.

The Company extends credit to customers based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

For the three months ended October 31, 2009, two customers accounted for 20% and 17% respectively of sales. There were no other customers that accounted for more than 10% of sales. For the three months ended October 31, 2008, three customers accounted for 32%, 14% and 10% respectively. No other customers accounted for more than 10% of sales. As of October 31, 2009, three customers accounted for 25%, 25%, and 21% respectively of accounts receivable. As of July 31, 2009, three customers accounted for 41%, 15% and 10% respectively of accounts receivable.

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles.” The FASB Accounting Standards Codification (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.

The FASB authoritative guidance is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with our quarter ending September 30, 2009, all references made by it to GAAP in its consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our financial position, results of operations and cash flows.

On July 1, 2009, the Company adopted authoritative guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as

F8

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2009 (UNAUDITED)

incurred. We believe adoption of this new guidance will not have a material impact on our financial statements.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. We believe adoption of this new guidance will not have a material impact on our financial statements.

In May 2009, the FASB issued new requirements for reporting subsequent events. These requirements set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Disclosure of the date through which an entity has evaluated subsequent events and the basis for that date is also required.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

NOTE 2	INVENTORIES

Inventories consist of the following:

	October 31,	July 31,
	2009	2009

Raw materials	$141,872	$93,430
Work in process	41,506	105,123
Finished goods	236,009	173,232
	$419,387	$371,785

NOTE 3	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	October 31,	July 31,
	2009	2009

Office equipment	$24,937	$25,040
Computer equipment	39,763	39,927
Laboratory equipment	5,567	5,590
Leasehold improvements	84,128	83,415

	154,395	153,972
Less accumulated depreciation	(72,267)	(66,018)
	$82,128	$87,954

F9

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2009 (UNAUDITED)

Depreciation expense was $6,558 and $5,274 for the three months ended October 31, 2009 and October 31, 2008, respectively.

NOTE 4	LOANS PAYABLE TO RELATED PARTY

Loans payable consist of the following loans from CMMG Finance Inc., an entity that is related to a stockholder of the Company:

At July 31, 2008, the Company had an outstanding Loan payable of $2,929,800 to CMMG which was secured by a promissory note, bore interest at 3.95% per annum payable at maturity, and was due on October 23, 2011. The loan agreement allowed for the Company to borrow up to $3,000,000 CDN ($2,784,300 US). In addition to interest, the Company was to pay to the lender an introduction fee based on 2.35% of all gross revenues of Euoko Inc. (Canada), payable annually, to a maximum amount of $5,000,000 CDN ($4,640,000 US). The introduction fee was deferred by the lender to an effective start date of February 1, 2008. The company borrowed $2,784,351 and accrued $194,589 of interest against this loan through December 22, 2008 at which time the combined amount of $2,978,940 was converted into a new facility with CMMG. (see below).

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

At July 31, 2008, the Company had an outstanding Loan payable of $1,123,090 which was secured by a promissory note, bore interest at 1.25% per annum payable at maturity, due October 23, 2011. The loan agreement allowed for the Company to borrow up to $1,150,000 CDN ($1,067,315 US). The Company recorded additional interest expense of $905 for the three months ended October 31, 2008 for the difference between the fair value rate and the note rate and treated such costs as additional paid-in capital. In addition to interest, the Company must pay to the lender a royalty fee based on 8.75% of all gross revenues of Hewitt-Vevey Pharma Sciences Ltd, payable annually. The Company borrowed $1,067,264 and accrued $7,614 of interest against this loan through December 22, 2008 at which time the combined amount of $1,074,878 was converted into a new facility with CMMG. (see below)

On December 22, 2008, the Company and CMMG agreed to convert the above loans due in an aggregate amount of $4,686,905 plus accrued interest of $218,388 into a new loan which is secured by a promissory note, bears interest at 3.95% per annum payable annually. The loan agreement allows for the Company to borrow up to $5,950,000 CDN ($5,499,585 US). The loan is repayable $3,000,000 CDN ($2,772,900 US) on October 23, 2011, $1,150,000 CDN ($1,062,945 US) on March 16, 2013 and all remaining balances on expiration of the credit term on December 21, 2013. In addition to interest, the Company must pay to the lender a royalty fee based on 4.95% of all net sales revenues of Euoko Group Inc., payable annually, to a maximum of $3,000,000 CDN ($2,772,900 US) per year and a cumulative maximum amount of $15,000,000 CDN ($13,864,500 US) over the term of the loan agreement. During 2009, the Company made additional borrowings of $906,835 under the loan.

During the quarter ended October 31, 2009 the Company made additional borrowings of $814,369 under the loan agreement. As of October 31, 2009 the aggregate amounts due under this note payable were $6,597,094.

As at October 31, 2009, we had exceeded our available funding by $1,187,395 CDN ($1,097,509 US) under a term loan agreement with a related party. As of December 15, 2009 additional borrowings of $50,000 CDN ($46,215 US) had been issued. The lender has allowed the excess of borrowings above the loan agreement to take place under the same conditions as the existing loan agreement while a new loan agreement is being negotiated. The funding the current lender is making available to us will allow

F10

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2009 (UNAUDITED)

us to meet our current cash requirements over the next three months. We may have to raise additional monies through private placements of our equity securities and/or debt financing in order that we may fund continuing operational expenses beyond our expected cash requirements.

Amounts recorded for interest expense owing related to the above loans for the three months ended October 31, 2009 and October 31, 2008 were $62,355 and $36,203 respectively. Amounts recorded for royalty / introduction fees related to the above loans for the three months ended October 31, 2009 and October 31, 2008 were $19,587 and $22,758 respectively.

NOTE 5	STOCK OPTIONS

As at October 31, 2009 options outstanding are as follows:

Weighted
	Number of	Average
	Options	Exercise Price

Balance at July 31 2009	1,500,000	$1.00
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance at October 31, 2009	1,500,000	$1.00

As at October 31, 2009, all of the options were exercisable and the intrinsic value of the 1,500,000 vested options was $0.

NOTE 6	INCOME TAXES

Reconciliation of the effective income tax rate to the U.S. and Canadian statutory rates are as follows:

	October 31,		July 31,
	2009		2008

Tax expense at the U.S. statutory income tax rate	34%		34%
Foreign rate differential	-		-
Non-deductible and other items	(1%	)	(1%	)
Valuation allowance	(33%	)	(33%	)
Effective income tax rate	-		-

F11

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2009 (UNAUDITED)

Significant components of the Company’s deferred income tax assets at July 31, 2009 and July 31, 2008 are as follows:

	July 31,	July 31,
	2009	2008

Deferred income tax asset:
Net operating loss carry forward	$1,926,303	$1,727,009
Valuation allowance	(1,926,303)	(1,727,009)
Net deferred income tax asset	$-	$-

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

Net operating loss carry forwards from U.S. operations totaling approximately $473,545 at October 31, 2009 are being carried forward. The net operating loss carry forwards expire at various dates through 2029 for federal purposes.

As of October 31, 2009, Canadian operations had net operating loss carry forwards totaling approximately $5,206,687 expiring at various dates through 2029.

The Company has adopted FASB guidelines which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these guidelines, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These guidelines also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of October 31, 2009, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of October 31, 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

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

F12

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2009 (UNAUDITED)

NOTE 7	RELATED PARTY TRANSACTIONS

The Company utilized the consulting services of one of its stockholders resulting in fees paid totaling $28,821 and $29,569 for the three months ended October 31, 2009 and 2008, respectively.

The Company utilized the advertising services of a magazine owned by one of its stockholders resulting in advertising fees paid totaling $0 and $16,831 for the three months ended October 31, 2009 and 2008, respectively.

Due to stockholders are for advances to the Company made by the Company’s current President and CEO, Brandon Truaxe, and the Company’s former President, Dwight Webb. The amounts are unsecured, non-interest bearing, and are due on demand. As of October 31, 2009 and 2008 the amounts due these stockholders was $38,950 and $140,763 respectively.

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

We evaluated events occurring between the end of our fiscal quarter, October 31, 2009 and December 15, 2009 when the financial statements were issued.

Subsequent to October 31, 2009, the Company received additional funds under the terms of its loan agreement with CMMG Finance (controlled by a shareholder) in the amount of $46,215 ($50,000 CDN).

F13

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

Subsequent to October 31, 2009, we received additional funds under the terms of our loan agreement with CMMG Finance (controlled by a shareholder) in the amount of $46,215 ($50,000 CDN).

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

Our products are currently sold in premium retail channels worldwide including partnerships with such retailers as Barneys New York, Saks Fifth Avenue, Bergdorf Goodman, Neiman Marcus, Bliss, Harrods (London), Printemps (France), La Rinascente (Italy) and Lane Crawford (Hong Kong). We opened a brand-owned and managed flagship retail store in Toronto in July, 2009 and will be opening another flagship store in Vancouver in December, 2009.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending October 31, 2010.

Corporate Offices

We lease our main office at 67 Mowat Avenue, Suite 535, Toronto, Ontario, Canada. This office provides us with 1,914 square feet of space for monthly rent of CDN$4,226.75. This space currently meets all of our needs but we may require additional or different office space over the next twelve months to facilitate any future staffing growth.

Employees

As at October 31, 2009 we employed seventeen (17) full time employees and contractors. We plan to hire additional employees when circumstances warrant.

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

Our company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality of the customer and whether the balance is significant. At October 31, 2009 and July 31, 2009 the allowance for uncollectible trade receivables was $11,092 and $4,110, respectively.

Revenue Recognition

We recognize revenue when there is persuasive evidence that an arrangement exists, delivery of the product has occurred and title has passed, the selling price is both fixed and determinable, and collectability is reasonably assured, all of which generally occurs upon shipment of our company's product.

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are recognized and measured using enacted tax rates at the balance sheet date. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce net deferred taxes to amounts that are more likely than not to be realized.

Stock-based Compensation

The Company uses FASB guidelines that require that the cost resulting from all share-based payment transactions be recognized in the financial statements. This guidance establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Effective January 1, 2006, we adopted the fair value recognition provisions of the current guidelines of the FASB, using the modified prospective method. Under this method, the provisions of such guidance apply to all awards granted or modified after the date of adoption and all previously granted awards not yet vested as of the date of adoption.

Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. We use the Black-Scholes option-pricing model to value compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

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

Recently Issued Accounting Standards

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles.” The FASB Accounting Standards Codification (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.

The FASB authoritative guidance is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with our quarter ending September 30, 2009, all references made by it to GAAP in its consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our financial position, results of operations and cash flows.

On July 1, 2009, the Company adopted authoritative guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We believe adoption of this new guidance will not have a material impact on our financial statements.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. We believe adoption of this new guidance will not have a material impact on our financial statements.

In May 2009, the FASB issued new requirements for reporting subsequent events. These requirements set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Disclosure of the date through which an entity has evaluated subsequent events and the basis for that date is also required.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2009 which are included herein.

Three month Summary ended October 31, 2009 and 2008

	Three Months Ended
	October 31
	2009	2008
Sales	$395,697	$340,422
Cost of Sales	$95,995	$88,011
Operating Expenses	$833,302	$854,428
Net Loss	$(595,925)	$(639,607)

Sales

Our sales for the three months ended October 31, 2009 were $395,697, compared to our sales for the three months ended October 31, 2008, which were $340,422, representing approximately a 16.2% increase. The increase in sales is because our brand has become more established in the premium retail channels including the addition of new third-party distributors and the introduction of new products.

Cost of Sales

Our cost of sales for the three months ended October 31, 2009 was $95,995 (24.3% of product sales), compared to our cost of sales for the three months ended October 31, 2008, which was $88,011 (25.9% of product sales). The decrease in our cost of sales is mainly due to the reduction of outbound shipping costs because of the consolidation of shipments to distributors and retailers in the quarter ended October 31, 2009 versus individual shipments to online customers in the quarter ended October 31, 2008. Cost of sales includes costs related to product manufacturing, brokerage and duties, inbound and outbound shipping and certain promotional activities. We expect that our cost of sales will increase over the next twelve months but will remain constant or increase as a percentage of total sales.

Future cost of sales may be impacted by the inclusion of new brands which may have product cost structures and margins different from those of our existing product lines, the effects of inflation and changing prices from our suppliers and fluctuations in foreign currency rates as certain costs are incurred in foreign currencies.

Total Operating Costs

Our total operating expenses consist of salaries and benefits, consulting fees, professional fees, selling costs, marketing, travel and related, general and administrative, interest and financing charges, and amortization. For the three months ended October 31, 2009, our total operating expenses were $833,302 while they were $854,428 for the three months ended October 31, 2008. This 2.5% decrease in our total operating costs is mainly due to decreases in Technology Consulting Fees, Salaries and Benefits and Marketing expenses offset by increases in Selling Costs and Travel expenses.

We expect to continue to increase our business activities and hire new employees and / or contractors and we expect our total operating expenses to increase over the coming twelve months. We expect these future increases in our total operating expenses to decrease as a percentage of total revenue.

Liquidity and Financial Condition

Working Capital

	At	At
	October 31,	July 31,
	2009	2009
Current assets	$1,076,850	$785,192
Current liabilities	$959,329	$832,680
Working capital	$117,521	$(47,488)

Cash Flows
	Three Months Ended
	October 31,	October 31,
	2009	2008
Net Cash Used in Operating Activities	$493,406	$540,886
Net Cash Used in Investing Activities	$56,506	$4,908
Net Cash Proved by Financing Activities	$802,764	$573,151
Effect of Exchange Rate Changes	$(2,730)	$(32,570)
Net increase (decrease) in cash during period	$250,122	$(5,213)

We had cash in the amount of $339,341 as of October 31, 2009 as compared to $89,219 as of July 31, 2009. We had working capital of $117,521 as of October 31, 2009 compared to a working capital deficiency of $47,488 as of July 31, 2009.

Our principal source of funds has been cash flows from borrowings under term loan agreements. At October 31, 2009, we had loans payable of $6,597,094 compared with $5,812,128 at July 31, 2009.

Future Financings

As at October 31, 2009, we had exceeded our available funding by $1,187,395 CDN ($1,097,509 US) under a term loan agreement with a related party. As of December 15, 2009 additional borrowings of $50,000 CDN ($46,215 US) had been issued. The lender has allowed the excess of borrowings above the loan agreement to take place under the same conditions as the existing loan agreement while a new loan agreement is being negotiated. The funding the current lender is making available to us will allow us to meet our current cash requirements over the next three months. We may have to raise additional monies through private placements of our equity securities and/or debt financing in order that we may fund continuing operational expenses beyond our expected cash requirements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer who is also our Principal Financial Officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The accompanying consolidated financial statements contemplates continuation of our company as a going concern. We had a net loss of $595,925 for the three months ended October 31, 2009, and as of October 31, 2009 we had a stockholders’ deficiency of $6,341,987. These matters raise substantial doubt about our company’s ability to continue as a going concern. Management’s plan is to attempt to raise additional capital until such time as our company is able to generate sufficient operating revenue. In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of our company, which in turn is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations. Our ability to continue as a going concern is dependent upon the achievement of profitable operations, support from stockholders and investors, and raising of additional debt or equity which cannot be reasonably assured. Management believes that its ability to raise additional capital provides the opportunity for our company to continue as a going concern.

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

3.6	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 22, 2007 (incorporation by reference from our Current Report on form 8-K filed on June 28, 2007).

Exhibit
Number	Description

3.7	Articles of Merger filed and effective with the Secretary of State of Nevada on January 10, 2008 (incorporation by reference from our Current Report on form 8-K filed on January 22, 2008).

(10)	Material Contracts

10.1	Letter Agreement dated April 5, 2007 (incorporated by reference from our Current Report on Form 8-K filed on April 25, 2007).

10.2	Amended and Restated Share Exchange Agreement (incorporated by reference from our Current Report on Form 8-K filed on July 27, 2007).

10.3	Form of Option Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).

10.4	Lease Agreement dated December 8, 2006 (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).

10.5	Employment agreement with Brandon Truaxe (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).

10.6	Employment agreement with Michael Basler (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).

10.7	Loan Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).

10.8	Share Purchase Agreement between Euoko Inc. and CMMG Finance, Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 26, 2007).

10.9	Letter between the Parties to the Amended and Restated Share Purchase Agreement dated November 23, 2007 (incorporated by reference from our Current Report on Form 8-K filed on December 26, 2007).

10.10	Form of Amendment Agreement between our company and Brandon C. Truaxe dated December 19, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 24, 2008).

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

EUOKO GROUP, INC.
(Registrant)

Dated: December 18, 2009	/s/ Brandon Truaxe
Brandon Truaxe
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)