Form 10-Q
period 2010-01-31
Euoko Group Inc.
filed 2010-03-22
CIK 1125918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to______________

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
35,100,000 common shares issued and outstanding as of March 10, 2010

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

EUOKO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2010

EUOKO GROUP, INC. AND SUBSIDIARIES

CONTENTS

PAGE	F2	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2010 (UNAUDITED) AND JULY 31, 2009

PAGE	F3	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2010 AND 2009 (UNAUDITED)

PAGE	F4	CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY AT JANUARY 31, 2010 (UNAUDITED)

PAGE	F5	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2010 AND 2009 (UNAUDITED)

PAGE	F6-F12	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JANUARY 31, 2010 (UNAUDITED)

EUOKO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
		October 31,		July 31,
		2010		2009
		(Unaudited)
CURRENT ASSETS

Cash		$281,372		$89,219
Accounts receivable, net of allowance of $4,676 and $4,110		253,631		264,580
Inventories		493,698		371,785
Sales tax receivable		13,507		32,660
Prepaid expenses and deposits		28,421		26,948
Total current assets		1,070,629		785,192

Property and equipment, net		170,608		87,954

Total Assets		$1,241,237		$873,146

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
		1,059,849		679,706
Accounts payable and accrued liabilities	$		$
Settlement payable		-		101,000
Deferred revenue		-		1,352
Due to stockholder		31,105		50,622
Total current liabilities		1,090,954		832,680

Loans payable to related party		6,908,691		5,812,128

Total liabilities		7,999,645		6,644,808

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $.001 par value, 100,000,000 shares authorized, 12,285,000 shares issued and outstanding		12,285		12,285
Common stock, $.001 par value, 130,000,000 shares authorized, 35,100,000 shares issued and outstanding		35,100		35,100
Additional paid-in capital		1,736,621		1,736,606
Accumulated other comprehensive gain (loss)		(29,260)		12,232
Accumulated deficit		(8,513,154)		(7,567,885)
Total stockholders’ deficiency		(6,758,408)		(5,771,662)

Total liabilities and stockholders’ deficiency		$1,241,237		$873,146

See accompanying notes to condensed consolidated financial statements.

EUOKO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2010 AND 2009 (UNAUDITED)

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2010	2009	2010	2009

Sales	$545,727	$290,009	$941,424	$630,431

Cost of sales	104,253	71,130	200,248	159,141

Gross profit	441,474	218,879	741,176	471,290

Operating expenses	721,846	693,322	1,555,146	1,547,750

Loss from operations	(280,372)	(474,443)	(813,970)	(1,076,460)

Interest expense	68,974	42,516	131,299	80,106

Net loss	(349,346)	(516,959)	(945,269)	(1,156,566)

Other comprehensive income
Foreign currency translation adjustment	(67,082)	29,732	(41,492)	680,947

Comprehensive loss	$(416,428)	$(487,227)	$(986,761)	$(475,619)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average shares outstanding, basic and diluted	35,100,000	35,100,000	35,100,000	35,100,000

See accompanying notes to condensed consolidated financial statements.

EUOKO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED JANUARY 31, 2010 (UNAUDITED)

	Preferred		Common				Accumulated
	stock	Preferred	stock	Common	Additional		Other
	number of	stock	number of	stock	paid-in	Accumulated	Comprehensive
	shares	amount	shares	amount	capital	deficit	income	Total
BALANCE, AUGUST 1, 2009	12,285,000	$12,285	35,100,000	$35,100	$1,736,606	$(7,567,885)	$12,232	$(5,771,662)
Contributed interest costs	-	-	-	-	15	-	-	15
Foreign currency translation adjustment			-	-	-	-	(41,492)	(41,492)
Net loss			-	-	-	(945,269)	-	(945,269)
BALANCE, JANUARY 31, 2010	12,285,000	$12,285	35,100,000	$35,100	$1,736,621	$(8,513,154)	$(29,260)	$(6,758,408)

See accompanying notes to condensed consolidated financial statements.

EUOKO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2010 AND 2009 (UNAUDITED)

	Six months ended

	January 31,	January 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(945,269)	$(1,156,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,859	10,011
Salaries, fees, and interest expense contributed to capital	15	1,454
Changes in operating assets and liabilities:
Accounts receivable	13,594	28,723
Sales tax receivable	19,265	2,190
Income tax receivable	-	4,179
Prepaid expenses	(1,698)	(13,034)
Inventories	(119,853)	(80,222)
Accounts payable and accrued liabilities	276,141	346,878
Deferred revenue	(2,351)	14,194
Net cash used in operating activities	(746,297)	(845,193)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and equipment	(97,633)	(4,908)
Net cash used in investing activities	(97,633)	(4,908)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to stockholders	(19,828)	15,262
Proceeds from related party loans	1,051,238	787,106
Net cash provided by financing activities	1,031,410	802,368

Effect of exchange rate changes	4,673	(35,000)

NET INCREASE (DECREASE) IN CASH	192,153	(82,733)

CASH, BEGINNING OF PERIOD	89,219	213,238

CASH, END OF PERIOD	$281,372	$130,505

Supplemental cash flow information
Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2010 (UNAUDITED)

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

Basis of Presentation

The accompanying interim financial statements for the six months ended January 31, 2010 and 2009 are unaudited, but in the opinion of management, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at January 31, 2010 and the results of operations for the three and six months ended January 31, 2010 and 2009 and the cash flows for the six months ended January 31, 2010 and 2009. The results of operations for the three and six months ended January 31, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending July 31, 2010. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2009 filed with the Securities and Exchange Commission.

The accompanying financial statements are consolidated and include the accounts of the Company and its wholly owned subsidiaries Euoko Inc., Hewitt-Vevey Pharma Sciences Ltd. and Vita Equity Inc. (Canada). Intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company had a net loss of $945,269 for the six months ended January 31, 2010, and as of January 31, 2010 the Company had a stockholders’ deficiency of $6,758,408. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan is to attempt to raise additional capital or debt financing until such time as the Company is able to generate sufficient operating revenue. In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations. The Company’s ability to continue as a going concern is dependent upon the achievement of profitable operations, support from stockholders and investors, and raising of additional debt or equity which cannot be reasonably assured. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern.

The Company is currently in default on the loan agreement with CMMG as payments of interest and royalty fees have not been made within the agreement’s terms.

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2010 (UNAUDITED)

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

Stock-based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Options vest and expire according to terms established at the grant date.

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

Options to purchase 1,500,000 shares of common stock were outstanding as at January 31, 2010 and 2009 but were not included in the computation of diluted earnings per share for the period because the Company incurred a loss during the period, and the effect would be anti-dilutive.

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
AS OF JANUARY 31, 2010 (UNAUDITED)

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivable.

The Company places its cash with high quality financial institutions and does not anticipate incurring any losses related to this credit risk. As of January 31, 2010, cash includes $21,681 denominated in Canadian dollars.

The Company extends credit to customers based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

For the three months ended January 31, 2010, two customers accounted for 24% and 11% respectively of sales. There were no other customers that accounted for more than 10% of sales. For the three months ended January 31, 2009, two customers accounted for 13% and 12% respectively. No other customers accounted for more than 10% of sales.

For the six months ended January 31, 2010, two customers accounted for 24% and 11% respectively of sales. There were no other customers that accounted for more than 10% of sales. For the six months ended January 31, 2009, two customers accounted for 23% and 12% respectively. No other customers accounted for more than 10% of sales. As of January 31, 2010, five customers accounted for 20%, 15%, 14%, 14% and 12% respectively of accounts receivable. As of July 31, 2009, three customers accounted for 41%, 15% and 10% respectively of accounts receivable.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2010 (UNAUDITED)

NOTE 2	INVENTORIES

Inventories consist of the following:

	January 31,	July 31,
	2010	2009
	(Unaudited)

Raw materials	$119,065	$93,430
Work in process	111,717	105,123
Finished goods	262,916	173,232
	$493,698	$371,785

NOTE 3	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	January 31,	July 31,
	2010	2009
	(unaudited)

Office equipment	$25,231	$25,040
Computer equipment	40,232	39,927
Laboratory equipment	5,633	5,590
Leasehold improvements	179,822	83,415

	250,918	153,972
Less accumulated depreciation	(80,310)	(66,018)
	$170,608	$87,954

Depreciation expense was $13,859 and $10,011 for the six months ended January 31, 2010 and January 31, 2009, respectively.

NOTE 4	LOANS PAYABLE TO RELATED PARTY

During the prior years, the Company entered into a series of Loan agreements with CMMG Finance Inc. (CMMG), an entity that is related to a stockholder of the Company.

On December 22, 2008, the Company and CMMG agreed to convert those loans due in an aggregate amount of $4,686,905 plus accrued interest of $218,388 into a new loan of $4,905,293 which is secured by a promissory note, bears interest at 3.95% per annum payable annually. The loan agreement allows for the Company to borrow up to $5,950,000 CDN ($5,499,585 US). The loan is repayable $3,000,000 CDN ($2,772,900 US) on October 23, 2011, $1,150,000 CDN ($1,062,945 US) on March 16, 2013 and all remaining balances on expiration of the credit term on December 21, 2013. In addition to interest, the Company must pay to the lender a royalty fee based on 4.95% of all net sales revenues of Euoko Group Inc., payable annually, to a maximum of $3,000,000 CDN ($2,772,900 US) per year and a cumulative maximum amount of $15,000,000 CDN ($13,864,500 US) over the term of the loan agreement. From December 22, 2008 until July 31, 2009 the Company made additional borrowings of $906,835 under the loan.

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2010 (UNAUDITED)

During the six months ended January 31, 2010 the Company made additional borrowings of $1,096,563 under the loan agreement. As of January 31, 2010 the aggregate amounts due under this note payable were $6,908,691.

As at January 31, 2010, we had exceeded our available funding by $1,437,395 CDN ($1,344,251 US) under a term loan agreement with a related party. As of March 11, 2010 additional borrowings of $200,000 CDN ($187,040 US) had been issued. The lender has allowed the excess of borrowings above the loan agreement to take place under the same conditions as the existing loan agreement while a new loan agreement is being negotiated. The funding the current lender is making available to us will allow us to meet our current cash requirements over the next three months. We may have to raise additional monies through private placements of our equity securities and/or debt financing in order that we may fund continuing operational expenses beyond our expected cash requirements.

Amounts recorded for interest expense owing related to the above loans for the six months ended January 31, 2010 and January 31, 2009 were $131,299 and $80,106 respectively. Amounts recorded for royalty / introduction fees related to the above loans for the six months ended January 31, 2010 and January 31, 2009 were $46,619 and $31,846 respectively.

The Company is currently in default on the loan agreement with CMMG as payments of interest and royalty fees have not been made within the agreement’s terms.

NOTE 5	STOCK OPTIONS

As at January 31, 2010 options outstanding are as follows:

		Weighted
	Number of Options	Average
		Exercise Price

Balance at July 31 2009	1,500,000	$1.00
Granted	-	-
Exercised	-	-
Cancelled	-	-

Balance at January 31, 2010	1,500,000	$ 1.00

As at January 31, 2010, all of the options were exercisable and the intrinsic value of the 1,500,000 vested options was $0.

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2010 (UNAUDITED)

NOTE 6	INCOME TAXES

Reconciliation of the effective income tax rate to the U.S. and Canadian statutory rates are as follows:

	January 31,		July 31,
	2010		2009

Tax expense at the U.S. statutory income tax rate	(34%	)	(34%	)
Foreign rate differential	-		-
Non-deductible and other items	1%		1%
Valuation allowance	33%		33%
Effective income tax rate	-		-

Significant components of the Company’s deferred income tax assets at January 31, 2010 and July 31, 2009 are as follows:

	January 31,	July 31,
	2010	2009

Deferred income tax asset:
Net operating loss carry forward	$1,987,997	$1,727,009
Valuation allowance	(1,987,997)	(1,727,009)
Net deferred income tax asset	$-	$-

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

Net operating loss carry forwards from U.S. operations totaling approximately $541,685 at January 31, 2010 are being carried forward. The net operating loss carry forwards expire at various dates through 2029 for federal purposes.

As of January 31, 2010, Canadian operations had net operating loss carry forwards totaling approximately $5,483,288 expiring at various dates through 2029.

The Company has adopted FASB guidelines which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these guidelines, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These guidelines also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of January 31, 2010 the Company does not have a liability for unrecognized tax uncertainties.

EUOKO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2010 (UNAUDITED)

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of January 31, 2010, the Company has no accrued interest or penalties related to uncertain tax positions.

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

The Company utilized the consulting services of one of its stockholders resulting in fees paid totaling $52,563 and $49,546 for the six months ended January 31, 2010 and 2009, respectively.

The Company utilized the advertising services of a magazine owned by one of its stockholders resulting in advertising fees paid totaling $0 and $31,916 for the six months ended January 31, 2010 and 2009, respectively.

Due to stockholders are for advances to the Company made by the Company’s current President and CEO, Brandon Truaxe, and the Company’s former President, Dwight Webb. The amounts are unsecured, non-interest bearing, and are due on demand. As of October 31, 2009 and 2008 the amounts due these stockholders was $31,105 and $124,119 respectively.

NOTE 8	SUBSEQUENT EVENTS

Subsequent to January 31, 2010, the Company received additional funds under the terms of its loan agreement with CMMG Finance (controlled by a shareholder) in the amount of $187,040 ($200,000 CDN).

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

On January 10, 2008, with the approval of our board of directors, we changed our name to Euoko Group Inc. pursuant to a merger with our wholly-owned subsidiary Euoko Group Inc., which had been incorporated solely for the purposes of the name change.

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

Subsequent to January 31, 2010, we received additional funds under the terms of our loan agreement with CMMG Finance (controlled by a shareholder) in the amount of $187,040 ($200,000 CDN).

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

Our products are currently sold in premium retail channels worldwide including partnerships with such retailers as Barneys New York, Saks Fifth Avenue, Bergdorf Goodman, Neiman Marcus, Bliss, Harrods (London), Printemps (France), La Rinascente (Italy) and Lane Crawford (Hong Kong). We opened a brand-owned and managed flagship retail store in Toronto in July, 2009 and opened another flagship store in Vancouver in January, 2010.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2011.

Corporate Offices

We lease our main office at 67 Mowat Avenue, Suite 535, Toronto, Ontario, Canada. This office provides us with 1,914 square feet of space for monthly rent of CDN$4,226.75. This space currently meets all of our needs but we may require additional or different office space over the next twelve months to facilitate any future staffing growth.

Employees

As at January 31, 2010 we employed twenty (20) full time employees and contractors. We plan to hire additional employees when circumstances warrant.

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

Our company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality of the customer and whether the balance is significant. At January 31, 2010 and July 31, 2009 the allowance for uncollectible trade receivables was $4,676 and $4,110, respectively.

Revenue Recognition

We recognize revenue when there is persuasive evidence that an arrangement exists, delivery of the product has occurred and title has passed, the selling price is both fixed and determinable, and collectability is reasonably assured, all of which generally occurs upon shipment of our company's product.

Stock-based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Options vest and expire according to terms established at the grant date.

Foreign Currency Translation

Our company’s functional currency is Canadian dollars. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at period end exchange rates. Capital accounts are translated into U.S. dollars at the acquisition date rates. Income and expense items are translated at the weighted average exchange rates for the period. Net exchange gains or losses resulting from such translations are excluded from net income (loss) but are included in comprehensive income (loss) and accumulated in a separate component of stockholders' equity.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2010 which are included herein.

Three month Summary ended January 31, 2010 and 2009

	Three Months Ended
		January 31
	2010	2009
Sales	$545,727	$290,009
Cost of Sales	$104,253	$71,130
Operating Expenses	$721,846	$693,322
Net Loss	$(349,346)	$(516,959)

Sales

Our sales for the three months ended January 31, 2010 were $545,727, compared to our sales for the three months ended January 31, 2009, which were $290,009, representing approximately an 88.2% increase. The increase in sales is because our brand has become more established in the premium retail channels including the addition of new third-party distributors and the introduction of new products.

Cost of Sales

Our cost of sales for the three months ended January 31, 2010 was $104,253 (19.1% of product sales), compared to our cost of sales for the three months ended January 31, 2009, which was $71,130 (24.5% of product sales). The increase in our cost of sales is mainly due to the increase in sales. The decrease in cost of sales as a percentage of sales is mainly due to the reduction of outbound shipping costs because of the consolidation of shipments to distributors and retailers in the quarter ended January 31, 2010 versus individual shipments to online customers in the quarter ended January 31, 2009. Cost of sales includes costs related to product manufacturing, brokerage and duties, inbound and outbound shipping and certain promotional activities. We expect that our cost of sales will increase over the next twelve months but will remain constant or increase as a percentage of total sales.

Future cost of sales may be impacted by the inclusion of new brands which may have product cost structures and margins different from those of our existing product lines, the effects of inflation and changing prices from our suppliers and fluctuations in foreign currency rates as certain costs are incurred in foreign currencies.

Total Operating Costs

Our total operating expenses consist of salaries and benefits, consulting fees, professional fees, selling costs, marketing, travel and related, general and administrative, financing charges, and amortization. For the three months ended January 31, 2010, our total operating expenses were $721,846 while they were $693,322 for the three months ended January 31, 2009. This 4.11% increase in our total operating costs is mainly due to increases in Selling Facility Costs and Travel Expenses offset by decreases in Salaries and Benefits, Marketing and Bad Debt expenses

Six month Summary ended January 31, 2010 and 2009

	Six months Ended
	January 31
	2010	2009
Sales	$941,424	$630,431
Cost of Sales	$200,248	$159,141
Operating Expenses	$1,555,146	$1,547,750
Net Loss	$(945,269)	$(1,156,566)

Sales

Our sales for the six months ended January 31, 2010 were $941,424 , compared to our sales for the six months ended January 31, 2009, which were $630,431 , representing approximately a 49.36% increase. The increase in sales is because our brand has become more established in the premium retail channels including the addition of new third-party distributors and the introduction of new products.

Cost of Sales

Our cost of sales for the six months ended January 31, 2010 was $200,248 (21.3% of product sales), compared to our cost of sales for the six months ended January 31, 2009, which was $159,141 (25.2% of product sales). The increase in our cost of sales is mainly due to the increase in sales. The decrease in cost of sales as a percentage of sales is mainly due to the reduction of outbound shipping costs because of the consolidation of shipments to distributors and retailers in the quarter ended January 31, 2010 versus individual shipments to online customers in the quarter ended January 31, 2009. Cost of sales includes costs related to product manufacturing, brokerage and duties, inbound and outbound shipping and certain promotional activities. We expect that our cost of sales will increase over the next twelve months but will remain constant or increase as a percentage of total sales.

Future cost of sales may be impacted by the inclusion of new brands which may have product cost structures and margins different from those of our existing product lines, the effects of inflation and changing prices from our suppliers and fluctuations in foreign currency rates as certain costs are incurred in foreign currencies.

Total Operating Costs

Our total operating expenses consist of salaries and benefits, consulting fees, professional fees, selling costs, marketing, travel and related, general and administrative, interest and financing charges, and amortization. For the six months ended January 31, 2010, our total operating expenses were $1,555,148 while they were $1,547,750 for the six months ended January 31, 2009. This 0.48% increase in our total operating costs is mainly due to increases in Selling Costs, Facility Costs and Travel Expenses offset by decreases in Salaries and Benefits, Marketing and Bad Debt expenses.

We expect to continue to increase our business activities and hire new employees and / or contractors and we expect our total operating expenses to increase over the coming twelve months. We expect these future increases in our total operating expenses to decrease as a percentage of total revenue.

Liquidity and Financial Condition

Working Capital

	At	At
	January 31,	July 31,
	2010	2009
Current assets	$1,070,629	$785,192
Current liabilities	$1,090,954	$832,680
Working capital	$(20,325)	$(47,488)

Cash Flows
	Six Months Ended
	January 31,	January 31,
	2010	2009
Net Cash Used in Operating Activities	$(746,297)	$(845,193)
Net Cash Used in Investing Activities	$(97,633)	$(4,908)
Net Cash Proved by Financing Activities	$1,031,410	$802,368
Effect of Exchange Rate Changes	$4,673	$(35,000)
Net increase (decrease) in cash during period	$192,153	$(82,733)

We had cash in the amount of $281,372 as of January 31, 2010 as compared to $89,219 as of July 31, 2009. We had working capital deficiency of $20,325 as of January 31, 2010 compared to a working capital deficiency of $47,488 as of July 31, 2009.

Our principal source of funds has been cash flows from borrowings under term loan agreements. At January 31, 2010, we had loans payable of $6,908,691 compared with $5,812,128 at July 31, 2009.

Future Financings

During the prior years, the Company entered into a series of Loan agreements with CMMG Finance Inc. (CMMG), an entity that is related to a stockholder of the Company.

On December 22, 2008, the Company and CMMG agreed to convert those loans due in an aggregate amount of $4,686,905 plus accrued interest of $218,388 into a new loan of $4,905,293 which is secured by a promissory note, bears interest at 3.95% per annum payable annually. The loan agreement allows for the Company to borrow up to $5,950,000 CDN ($5,499,585 US). The loan is repayable $3,000,000 CDN ($2,772,900 US) on October 23, 2011, $1,150,000 CDN ($1,062,945 US) on March 16, 2013 and all remaining balances on expiration of the credit term on December 21, 2013. In addition to interest, the Company must pay to the lender a royalty fee based on 4.95% of all net sales revenues of Euoko Group Inc., payable annually, to a maximum of $3,000,000 CDN ($2,772,900 US) per year and a cumulative maximum amount of $15,000,000 CDN ($13,864,500 US) over the term of the loan agreement. From December 22, 2008 until July 31, 2009 the Company made additional borrowings of $906,835 under the loan.

During the six months ended January 31, 2010 the Company made additional borrowings of $1,096,563 under the loan agreement. As of January 31, 2010 the aggregate amounts due under this note payable were $6,908,691.

As at January 31, 2010, we had exceeded our available funding by $1,437,395 CDN ($1,344,251 US) under a term loan agreement with a related party. As of March 11, 2010 additional borrowings of $200,000 CDN ($187,040 US) had been issued. The lender has allowed the excess of borrowings above the loan agreement to take place under the same conditions as the existing loan agreement while a new loan agreement is being negotiated. The funding the current lender is making available to us will allow us to meet our current cash requirements over the next threemonths. We may have to raise additional monies through private placements of our equity securities and/or debt financing in order that we may fund continuing operational expenses beyond our expected cash requirements.

Amounts recorded for interest expense owing related to the above loans for the six months ended January 31, 2010 and January 31, 2009 were $131,299 and $80,106 respectively. Amounts recorded for royalty / introduction fees related to the above loans for the six months ended January 31, 2010 and January 31, 2009 were $46,619 and $31,846 respectively.

The Company is currently in default on the loan agreement with CMMG as payments of interest and royalty fees have not been made within the agreement’s terms.

As at January 31, 2010, we had exceeded our available funding by $1,487,395 CDN ($1,344,251 US) under a term loan agreement with a related party. As of March 11, 2010 additional borrowings of $200,000 CDN ($187,040 US) had been issued. The lender has allowed the excess of borrowings above the loan agreement to take place under the same conditions as the existing loan agreement while a new loan agreement is being negotiated. The funding the current lender is making available to us will allow us to meet our current cash requirements over the next three months. We may have to raise additional monies through private placements of our equity securities and/or debt financing in order that we may fund continuing operational expenses beyond our expected cash requirements.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer who is also our Principal Financial Officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the quarter ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The accompanying consolidated financial statements contemplates continuation of our company as a going concern. We had a net loss of $945,269 for the six months ended January 31, 2010, and as of January 31, 2010 we had a stockholders’ deficiency of $6,758,408. These matters raise substantial doubt about our company’s ability to continue as a going concern. Management’s plan is to attempt to raise additional capital until such time as our company is able to generate sufficient operating revenue. In view of these matters, realization of certain of the assets in the accompanying consolidated financial statements is dependent upon continued operation of our company, which in turn is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations. Our ability to continue as a going concern is dependent upon the achievement of profitable operations, support from stockholders and investors, and raising of additional debt or equity which cannot be reasonably assured. Management believes that its ability to raise additional capital provides the opportunity for our company to continue as a going concern.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 filed on September 21, 2004).
3.2	Bylaws (incorporated by reference from our Form SB-2 filed on September 21, 2004).
3.3	Certificate of Change filed with the Secretary of State of Nevada on March 22, 2007 (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2007).
3.4	Certificate of Correction filed with the Secretary of State of State of Nevada on March 19, 2007 (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2007).
3.5	Articles of Merger filed with the Secretary of State of Nevada on May 17, 2007 and which is effective May 24, 2007 (incorporated by reference from our Current Report on Form 8-K filed on May 25, 2007).
3.6	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 22, 2007 (incorporation by reference from our Current Report on form 8-K filed on June 28, 2007).
3.7	Articles of Merger filed and effective with the Secretary of State of Nevada on January 10, 2008 (incorporation by reference from our Current Report on form 8-K filed on January 22, 2008).
(10)	Material Contracts
10.1	Letter Agreement dated April 5, 2007 (incorporated by reference from our Current Report on Form 8-K filed on April 25, 2007).
10.2	Amended and Restated Share Exchange Agreement (incorporated by reference from our Current Report on Form 8-K filed on July 27, 2007).
10.3	Form of Option Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).
10.4	Lease Agreement dated December 8, 2006 (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).
10.5	Employment agreement with Brandon Truaxe (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).
10.6	Employment agreement with Michael Basler (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).
10.7	Loan Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 13, 2008).
10.8	Share Purchase Agreement between Euoko Inc. and CMMG Finance, Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 26, 2007).

Exhibit Number	Description
10.9	Letter between the Parties to the Amended and Restated Share Purchase Agreement dated November 23, 2007 (incorporated by reference from our Current Report on Form 8-K filed on December 26, 2007).
10.10	Form of Amendment Agreement between our company and Brandon C. Truaxe dated December 19, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 24, 2008).
10.11	Form of Term Loan Agreement between our company, Euoko Inc., Hewitt-Vevey Pharma Sciences Ltd. and CMMG Finance Inc. dated December 22, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 24, 2008).
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on April 14, 2004).
(21)	Subsidiaries
21.1	Euoko Inc., a Canada corporation Hewitt-Vevey Pharma Sciences Ltd., a Canada corporation Vita Equity Inc., a Canada corporation
(31)	Section 302 Certification
31.1*	Section 302 Certification of Brandon Truaxe
(32)	Section 906 Certification
32.1*	Section 906 Certification of Brandon Truaxe

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUOKO GROUP, INC.
(Registrant)

Dated: March 22, 2010	/s/ Brandon Truaxe
Brandon Truaxe
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)